Form 10QSB
period 1999-09-30
INTERLOCK SERVICES INC
filed 2000-03-06
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ________

                            Commission file number
                                   0-27893
                                   -------

                      2DOBIZ.COM, INC. (FORMERLY KNOWN
                        AS INTERLOCK SERVICES, INC.)
                      --------------------------------
               (Name of small business issuer in its charter)


                  Nevada                             77-0448262
                  ------                             ----------
     (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization                Identification No.

      122-1020 Mainland Street, Vancouver,
            British Columbia Canada.                   V6B 2T4
--------------------------------------                 -------
   (Address of principal executive offices)           (Zip Code)

                 Issuer's telephone number:  (604)602-2378


Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 2000: 11,000,000 shares of common stock, par value $.001.

                                     - 1 -
------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS


                                                                         PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements............................................3

           Balance Sheet...................................................3

           Statement of Operations for the Nine Months Ended
           September 30, 1999 and 1998 (unaudited).........................4

           Statement of Cash Flow For the Nine Months Ended
           September 30, 1999 and 1998 (unaudited).........................5

           Notes to Financial Statements
           as of September 30, 1999 (unaudited) ...........................6

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................10

           Liquidity and Capital Resources................................10


Part II:   Other Information..............................................11

Item 1:    Legal Proceedings..............................................11

Item 2:    Changes in Securities..........................................11

Item 3:    Defaults Upon Senior Securities................................11

Item 4:    Submission of Matters to a Vote of
           Security Holders...............................................11

Item 5:    Other Information..............................................11

Item 6(a): Exhibits.......................................................11

Item 6(b): Reports on Form 8-K............................................11

SIGNATURES................................................................12


                                     - 2 -
------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                                BALANCE SHEET



                                          September 30,        December 31,
                                              1999                 1998
                                           (Unaudited)
                                          ------------         ------------
Assets                                    $      -             $      -
                                          ============         ============

Liabilities
Accounts Payable                          $      -             $       200

Shareholders' Equity
Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares as of
  September 30, 1999,
  and December 31, 1998                         1,000                1,000
Paid-In Capital                                   385                 -
Retained Deficit                               (1,200)              (1,200)
Deficit Accumulated During the
  Development State                              (185)                -
                                          ------------         ------------
  Total Stockholders' Equity                     -                    (200)

Total Liabilities and
  Shareholders' Equity                           -                    -
                                          ============         ============

   The accompanying notes are integral part of these financial statements


                                     - 3 -
------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (Unaudited)



                                     For the Nine Months Ended September 30,
                                            1999                 1998
                                        ------------         ------------
Revenues                                $      -             $      -

Expenses                                        185                  100
                                        ------------         ------------
  Net Loss                              $      (185)         $      (100)
                                        ============         ============

Basic & Diluted loss per share          $      -             $      -
                                        ============         ============

   The accompanying notes are integral part of these financial statements


                                     - 4 -
------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENT OF CASH FLOWS (Unaudited)



                                                    For the Nine Months
                                                    Ended September 30,
                                                    1999           1998
                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $    (185)     $    (100)
Increase (Decrease) In Accounts Payable               (200)           100
                                                 ----------     ----------
Net Cash Used In Operating Activities                 (385)          -

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities             -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contributed By Shareholder                     385           -
                                                 ----------     ----------
Net Cash Provided By Financing Activities              385           -

Net (Decrease) In Cash And Cash Equivalents           -              -
Cash And Cash Equivalents At Beginning Of Period      -              -
Cash And Cash Equivalents At End Of Period       $    -         $    -
                                                 ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                       $    -         $    -
  Franchise and income taxes                     $     250      $    -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVIITES:                           -              -


   The accompanying notes are integral part of these financial statements


                                     - 5 -
------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

               NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS
                      ENDED SEPTEMBER 30, 1999 (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Interlock Services, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant.
On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The company has no products or services as of August 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company


                                     - 6 -
------------------------------------------------------------------------------

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10SB filed November 1999. The results of operations for the nine month period ended September 30, 1999 indicative of the operating results for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-SB.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.


                                     - 7 -
------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES

As of September 30, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of November 30, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 5 - STOCK SPLIT

On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the stock split


                                     - 8 -
------------------------------------------------------------------------------

NOTE 6 - SUBSEQUENT EVENT

On January 16, 2000 the Company entered into an AGREEMENT AND PLAN OF REORGANIZATION ("Agreement") INTERLOCK SERVICES, INC., a Nevada corporation ("Acquisition"), INTERNET INTERNATIONAL COMMUNICATIONS, LTD., a Nevada corporation ("Client") and the persons listed in Exhibit A hereof (collectively the "Shareholders"), being the owners of record of all of the issued and outstanding common stock of Client.

Client exchanged 7,500,000 shares of common stock for 7,500,000 shares of Acquisition common stock. The Client pursuant to the Agreement became a wholly-owned subsidiary of the Company and changed its name to 2DOBIZ.COM, INC.


                                     - 9 -
------------------------------------------------------------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing subsequently under the caption "Financial Statements".

Cautionary Statement on Forward-Looking Statements

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Commission in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the Company contained in this Form 10-SB registration statement.

     The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

     The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Liquidity and Capital Resources

     As of September 30, 1999, the Company believes that it has adequate cash resources to fund current operations. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate sufficient revenues to fund its operations in the absence of other sources.


                                     - 10 -
------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

Item 1:    Legal Proceedings
           NONE

Item 2:    Changes in Securities
           NONE

Item 3:    Defaults Upon Senior Securities
           NONE

Item 4:    Submission of Matters to a Vote of Security Holders
           NONE

Item 5:    Other Information

           The Company's new address is the following:
              122-1020 Mainland Street, Vancouver,
              British Columbia Canada.  V6B 2T4

           The Company filed a Change in Control of Registrant
              Dated January 31, 2000 on Form 8-K

           Pursuant to an AGREEMENT AND PLAN OF REORGANIZATION ("Agreement")
              INTERLOCK SERVICES, INC., a Nevada corporation ("Acquisition"), INTERNET INTERNATIONAL COMMUNICATIONS, LTD., a Nevada corporation ("Client") and the persons listed in Exhibit A hereof (collectively the "Shareholders"), being the owners of record of all of the issued and outstanding common stock of Client.

Item 6(a): Exhibits
           NONE


                                     - 11 -
------------------------------------------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           2DOBIZ.COM, INC.
                                           ----------------
                                           (Registrant)


Date:  March 6, 2000              By:  /s/ David Roth, PhD
                                           ---------------
                                           David Roth
                                           Chief Executive Officer
                                           (Duly Authorized Signatory)


Date:  March 6, 2000              By:  /s/ Larry Eyler
                                           -----------
                                           Larry Eyler
                                           Chief Financial Officer
                                           (Duly Authorized Signatory)


                                     - 12 -
------------------------------------------------------------------------------