Form 10KSB
period 1999-12-31
INTERLOCK SERVICES INC
filed 2000-04-03
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ____________

                         COMMISSION FILE NUMBER 0-27893
                         ------------------------------

          2DOBIZ.COM, INC. (FORMERLY KNOWN AS INTERLOCK SERVICES, INC.)
          -------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEVADA                                        77-0448262
                  ------                                        ----------
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     122-1020 MAINLAND STREET, VANCOUVER
        BRITISH COLUMBIA, CANADA                                  V6B 2T4
     -----------------------------------                          -------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  604-602-2378

Securities Registered Pursuant To Section 12(B) Of The Act:  None
Securities Registered Pursuant To Section 12(G) Of The Act:  Common Stock,
                                                      Par Value $.001 Per Share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the year ended December 31,1999 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 28, 2000, was approximately $68,817,000.

As of March 28, 2000, there were 11,100,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one)    Yes [ ]    No [X]

                        DOCUMENTS INCORPORATED BY REFERENCE


                             See the Exhibit Index hereto.


-------------------------------------------------------------------------------
<PAGE  1>

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

The Company as of December 31, 1999 had not engaged in any operations other than organizational matters. Interlock Services, Inc., a Nevada corporation (the "Company") was incorporated on October 28, 1996, and was formed specifically to be a "blank check company" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company as of December 31, 1999 has not selected a company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. (See Footnote to Financial Statements-9, Subsequent Event and Recent Developments, Item 1)

Plan of Operation - General

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company as of December 31, 1999 no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company as of December 31, 1999 not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company as of December 31, 1999 had any material discussions with any other company with respect to any acquisition of that company. Of the 11,000,000 outstanding shares of the Company's Common Stock, 3,500,000 shares are currently freely tradable under the Rule 504 exemption promulgated under the Securities Act of 1933. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.

                                    - 1 -
-------------------------------------------------------------------------------
<PAGE  2>

None of the officers and directors of the Company as of December 31, 1999 had any experience in the proposed business of the Company. There can be no assurance that the Company as of December 31, 1999 had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock at such a time. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will potentially be less than market value, that the potential of a stock sale will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company as of December 31, 1999 had not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

                                    - 2 -
-------------------------------------------------------------------------------
<PAGE  3>

The Company as of December 31, 1999 had and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties. (See Footnote to Financial Statements-9, Subsequent Event and Recent Developments, Item 1)

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and to any target company. (See Footnote to Financial Statements-9, Subsequent Event and Recent Developments, Item 1)

Employees

The Company's only employees at the present time is its sole officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

RECENT DEVELOPMENTS

On January 17, 2000, the Company tendered an offer to purchase all of the outstanding ordinary shares of Internet International Communications, Ltd. ("INICOM") for approximately 7,500,000 shares of common stock.

The Company assumed the business operations of Inicom and appointed the management and directors of Inicom to Management and the Board Directors of the Company.

The Company also changed its name to 2DoBiz.com, Inc. as of January 25, 2000 and currently trades under the symbol of DOBZ. 2dobiz.com Inc. is a business hub; a single point of contact between businesses and a rich, comprehensive collection of web and information technology tools. Its target users are the international community of owners, managers, and staff of small and medium businesses ("SMEs"). 2dobiz's key objective is to build a successful interactive community among the international collection of global and regional financiers, trading partners, technologists, and other infrastructure/service providers that SMEs find to be valuable.

2dobiz over the past three years has established business contacts and strategic alliances with business communities in many countries around the world. Strong relationships have already been established with over 30 companies many of whom are highly regarded worldwide. 2dobiz is a web-based company that provides services to empower SMEs to reach their full potential. In order to establish and to expand this community objective, the Company's website, www.2dobiz.com, will enhance the abilities of companies to compete both locally and globally by providing specialised regional industrial information, along with essential trade tools, global classifieds, product catalogues, business auctions, information and trade research.

                                    - 3 -
-------------------------------------------------------------------------------
<PAGE  4>

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company through November 16, 1999 occupied office space from the sole officer and director of the Company. All of the Company's operations were conducted from this facility. Subsequent to November 16,1999 the Company occupied temporary facilities, for which the Company received at no cost, from its interim officers and directors until January 17, 2000. On January 17, 2000, the date of the merger between the Company and Internet International Communication, Ltd. the Company began to occupy approximately 2,000 square feet of office under the terms of a three-year lease (the "Lease") with one three-year renewal option. Under the terms of the Lease the Company pays $2,100 in monthly rent and common area operating expenses. The Company believes that this facility is suitable for its current and anticipated needs. The Company believes that, if necessary, it can obtain additional leased space.

The Company's Web site is http://www.2dobiz.com.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 8,1999 the following matter was put forth to a majority of the directors and shareholders. The Company's Board of Directors and a majority vote of the shareholders approved a forward stock split of 17.5 for 1 of the Company's common stock.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 28, 1999 the Company's common stock began trading on the Over the Counter Bulletin Board (OTC-BB) Market under the symbol "ILKS." Prior to December 28, 1999, there was no public market for the Company's common stock. The following sets forth the quarterly high and low bid prices during the fourth quarter 1999 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                                       PRICE
                                             --------------------------
                QUARTER ENDED                 HIGH                LOW
              -----------------              ------              ------
              December 31, 1999              $ 4.00              $ 4.00


On March 28, 2000, the closing price of the Company's common stock (which currently trades under the symbol DOBZ) on the OTC-BB Market was $ 12 3/8 per share. The Company has approximately 200 holders of record of its common stock and estimates that it has approximately 800 beneficial holders.

DIVIDEND POLICY

The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

The Company did not issue any equity securities during the quarter ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended, except that, in:

     * December 10, 1999, the Company cancelled 6,500,000 shares of its common stock held by its sole officer and director, Daniel Hodges.

                                    - 4 -
-------------------------------------------------------------------------------
<PAGE  5>

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company as of December 31, 1999 had not engaged in any operations other than organizational matters. Interlock Services, Inc., a Nevada corporation (the "Company") was incorporated on October 28, 1996, and was formed specifically to be a "blank check company" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company as of December 31, 1999 has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1998

EXPENSES. During 1999, the Company incurred $185 in professional fees associated with its business operations compared with $100 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 1999, the Company had zero cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it has insufficient cash resources to fund the Company's operations through fiscal 2000. The Company as of December 31,1999 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on the Company's common stock.

                                           DECEMBER 31,
                                      ----------------------
                                        1999          1998
                                      --------      --------
Revenues............................  $      0      $      0
Net income (loss)...................  $   (185)     $   (100)
Earnings per common share:
  Basic.............................  $   0.00      $   0.00
  Diluted...........................  $   0.00      $   0.00
Total assets........................  $      0      $      0
Long-term obligations:
  Long-term debt....................  $      0      $      0
                                      --------      --------
          Total.....................  $      0      $      0
                                      ========      ========

                                    - 5 -
-------------------------------------------------------------------------------
<PAGE  6>

YEAR 2000 COMPLIANCE

Many computer systems and applications use a two-digit field to designate a year rather than a four-digit field. This can result in these systems and applications recognizing the use of "00" as either the year 1900 or some other year as opposed to the year 2000 ("Y2K"). Such failure to recognize the correct year could result in system failures and miscalculations that could adversely impact the ability of a company to do business (the "Y2K Issue").

The Company as of December 31, 1999 due to its minimal operations conducted a limited review of the Y2K Issue.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have an effect on earnings or the financial position of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The response to this item is included in a separate section of this report. See the Financial Statements of the Company attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As filed on Form 8-K, April 3, 2000.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The current directors (as of March 28, 2000) of the Company are as follows:

                                       YEAR FIRST
   NAME OF DIRECTOR                 ELECTED AS DIRECTOR          AGE
   ----------------                 -------------------          ---
   David Roth, Ph.D.                      2000                    60
   Adam Ezer                              2000                    28

         The current executive officers (as of March 28, 2000) of the Company are as follows:

   NAME                        AGE                  POSITION
   ----------------            ---           -----------------------
   David Roth                   60           Chief Executive Officer
   Larry Eyler                  44           Chief Financial Officer
   Jay Joe                      33           Chief Operating Officer

BIOGRAPHIES OF THE DIRECTORS AND EXECUTIVE OFFICERS

Dr. David Roth Ph.D., Chairman, Director and Chief Executive Officer, is the founder of 2dobiz. Dr. Roth has a wide range of international and domestic experience in both academia and in business. He has traveled extensively and has served as a private consultant on trade matters through Internet International Communications. Dr. Roth has a Bachelor of Arts degree in Business; a Master's Degree in International Relations, and a Ph.D. in Political Science. He has completed postdoctoral work at the University of California (Berkeley), and Ohio State University. He has instructed at the university level for more than twenty years at the University of California, the University of Wisconsin, Ohio State, Purdue, and the University of British Columbia. In addition, Dr. Roth founded English Bay Sportswear, a global exporter.

                                    - 6 -
-------------------------------------------------------------------------------
<PAGE  7>

Jay Joe, Chief Operating Officer & Director of International Trade, is responsible for the day-to-day operations of the Company. He will also oversee the development and operation of the 2dobiz Trade Center. He has over seven years of international trade experience in a broad range of industries spanning petrochemicals and various industrial product markets. Mr. Joe has most recently worked in the intensely competitive polymer resin markets developing North American business operations for some of the largest petrochemical companies in the world, such as the Kumho Group and Daelim Corporation. In addition to his international trade business experience, he has an extensive Internet background ranging from Internet strategy to website engineering. He continues to manage the strategic planning, design, and development of the current 2dobiz site. Mr. Joe holds a Bachelor of Applied Science degree in Chemical Engineering from the University of British Columbia.

Larry Eyler, Chief Financial Officer, prior to joining 2dobiz, was executive vice president, CFO, and Director of Stat-Chem Inc., a start-up blood diagnostics and analysis company. Mr. Eyler was principally involved in the corporate finance function and the advancement of the company's business model. Prior to Stat-Chem, Mr. Eyler was Executive VP, CFO and Director of Pacific Research and Engineering Corp., a publicly held manufacturer of analog and digital radio broadcasting equipment and studio installations. Before Pacific Research, Mr. Eyler was Director of Finance, Real Estate for the Price Co., a $7 billion warehouse club retailer, and VP, CFO and founding shareholder of Club Merchandising, a $40 million import/export company. Mr. Eyler gained his public accounting experience with KPMG Peat Marwick, and holds a BS Accounting from San Diego State University.

Adam Ezer, Director of the Investment Center, will oversee the development and operation of the Investment Center. Prior to joining 2dobiz, he worked with Nesbitt Burns Private Banking Unit and is a Licensed Investment Associate with Nesbitt Burns Private Banking, Vancouver. He has over six years experience in the investment banking industry and financial trade industry. Mr. Ezer received his Bachelor of Arts degree in Economics from the University of British Columbia.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1999.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 1999 and who are no longer serving in such capacity at December 31, 1999, for services rendered during the fiscal years ended December 31, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                      Long-Term Compensation
                                     --------------------------------------   ------------------------------------------
                                                                              Restricted   Securities
Name and                                          Bonus    Other Annual       Stock        Underlying   All other
Principal Position            Year   Salary ($)   ($)(1)   Compensation ($)   Awards($)    Options(#)   Compensation ($)
------------------            ----   ----------   ------   ----------------   ---------    ----------   ----------------
Daniel Hodges                 1999         0        -                  -           -             -                  -
Prior Chairman                1998         0        -                  -           -             -                  -
and President and sole
Officer (resignation 12/08/99)

Shirley Betherum              1999         0        -                  -           -             -                  -
Director and sole
Officer (resignation 01/04/00)

David Roth                    1999         0        -                  -           -             -                  -
Current Chief Executive
Officer (appointed 01/15/00)

Jay Joe                       1999         0        -                  -           -             -                  -
Current Chief Operating
Officer (appointed 01/17/00)

Larry Eyler                   1999         0        -                  -           -             -                  -
Current Chief Financial
Officer (appointed 01/15/00)

--------------------

                                    - 7 -
-------------------------------------------------------------------------------
<PAGE  8>

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                  Individual Grants
                    ------------------------------------------
                    Number of     Percent of
                    Securities    Total Options
                    Underlying    Granted to       Exercise or
                    Options       Employees in     Base Price     Expiration
Name                Granted (#)   Fiscal Year(1)   ($/Sh)         Date
----                -----------   --------------   ------------   ----------

Daniel Hodges              -                -         $0.000         ----
Shirley Betherum           -                -         $0.000         ----
David Roth                 -                -         $0.000         ----
Jay Joe                    -                -         $0.000         ----
Larry Eyler                -                -         $0.000         ----

--------------------

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999:

                   Shares                        Number of Securities Under-   Value of Unexercised
                   Acquired on    Value          lying Unexercised Options     In-the- Money Options at
Name               Exercise (#)   Realized ($)   at Fiscal Year-End (#)        Fiscal Year-End ($)
----               ------------   ------------   -------------------           ----------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
                                                 -----------   -------------   -----------   -------------
Daniel Hodges              -              -             0               0            $0              $0
Shirley Betherum           -              -             0               0            $0              $0
David Roth                 -              -             0               0            $0              $0
Jay Joe                    -              -             0               0            $0              $0
Larry Eyler                -              -             0               0            $0              $0

--------------------

DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. No compensation was paid to either director during the year ended December 31,1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the address of the directors and officers is c/o 2DoBiz.com, Inc. 122-1020 Mainland Street, Vancouver BC, Canada. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

                                    - 8 -
-------------------------------------------------------------------------------
<PAGE  9>

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 122-1020 Mainland Street, Vancouver British Columbia, Canada V6B 2T4.

  NAME AND ADDRESS             NUMBER OF SHARES           PERCENTAGE OF SHARES
  OF BENEFICIAL OWNER          BENEFICIALLY OWNED         BENEFICIALLY OWNED (1)
------------------------     ----------------------     --------------------------
David Roth, Ph.D.
122-1020 Mainland Street          4,529,722 (2)                    40.8%
Vancouver, BC V6B 2T4

Aurora-1, Ltd. LLC
122-1020 Mainland Street          4,529,722 (2)                    40.8%
Vancouver, BC V6B 2T4

Adam Ezer                           100,000                         0.9%

Jay Joe                              25,000                         0.2%

Larry Eyler                               0                         0.0%

---------------------
All  officers and directors
  as a group                      4,654,722 (2)                    41.9%
  4 persons

(1)  Based on 11,100,000 shares outstanding.
(2)  David Roth is the beneficial owner of Aurora-1, Ltd., LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no material relationships or related transactions between the Company and its officers or directors.

                                RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

CONTROL BY SHAREHOLDERS, OUR OFFICERS, DIRECTORS AND THEIR AFFILIATED ENTITIES.

As of March 28, 2000, our executive officers, directors and their affiliated entities owned approximately 42% of our outstanding shares of common stock. As a result, such persons are in the position to influence:

     *  the election of our directors; and

     * the outcome of corporate actions or other matters requiring shareholder approval.

The concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

                                    - 9 -
-------------------------------------------------------------------------------
<PAGE 10>

STOCK AND MARKET RISKS AND OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock could be subject to wide fluctuations in response to the following:

     *  variations in quarterly operating results;

     *  announcements of new products by us or our competitors;

     * failures to meet or exceed the expectations of securities analysts or investors; or

     *  general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations unrelated or disproportionate to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS TO OUR SHAREHOLDERS.

We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE.

Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price. As of March 28, 2000, we had 11,100,000 shares of common stock outstanding. 7,600,000 of these shares are eligible for sale, subject to Rule 144.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

     *  one percent (1%) of the then outstanding shares of common stock, or

     * the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements. No prediction can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time.

                                    - 10 -
-------------------------------------------------------------------------------
<PAGE 11>

                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Listed below are the documents filed as a part of this report:

          1.  Financial Statements and the Independent Auditors' Report:

              Independent Auditors' Report.

              Balance Sheets

              Statements of Income

              Statements of Cash Flows

              Consolidated Statements of Stockholders' Equity
                   and Owners' Deficit

              Notes to Financial Statements.

          2.  Financial Statement Schedules:

          3.  Exhibits:

               1.*   Articles of Incorporation.

               2.*   Amendment to Articles of Incorporation.

               2.1** Agreement and Plan of Reorganization among
                     INTERLOCK SERVICES INC., INTERNET INTERNATIONAL COMMUNICATIONS, LTD, and all of the shareholders.

               3.*   Bylaws.

              23.1   Consent of Independent Auditors

              99.1** Press Release issued by INTERLOCK SERVICES INC. on
                     January 25, 2000,

              99.2** Press Release issued by INTERLOCK SERVICES INC on
                     January 25, 2000,

* Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on November 8, 1999.

** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 31, 2000.

         (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                    - 11 -
-------------------------------------------------------------------------------
<PAGE 12>

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

CONTENTS

                                                    Page

Report of Independent Auditor . . . . . . . . . . . F - 1

Balance Sheets  . . . . . . . . . . . . . . . . . . F - 2

Statements of Operations  . . . . . . . . . . . . . F - 3

Statement of Stockholders' Equity . . . . . . . . . F - 4

Statements of Cash Flows  . . . . . . . . . . . . . F - 5

Notes to Financial Statements . . . . . . . . . . . F - 6

                                    - 12 -
-------------------------------------------------------------------------------
<PAGE 13>

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and shareholders of Interlock Services, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Interlock Services, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlock Services, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ Pellerin & Associates, LLP

Pellerin & Associates, LLP
Certified Public Accountants
Portland, Maine
March 23, 2000


                                    - F-1 -
-------------------------------------------------------------------------------
<PAGE 14>

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                                  December 31   December 31
                                                     1999         1998
 .                                                 -----------   -----------
Assets:                                           $      -      $      -
 .                                                 -----------   -----------

Liabilities and stockholders equity (deficit):

  Accounts payable                                $      -      $       200


Stockholders' equity (deficit) Common stock,
  par value $.001 100,000,000 shares authorized
  11,000,000 and 17,500,000 shares issued and
  outstanding at December 31, 1999 and 1998,
  respectively                                          1,000         1,000
Additional paid-in capital                                385          -
Accumulated deficit - development stage                (1,385)       (1,200)
                                                  -----------   -----------

  Total stockholders' equity (deficit)                   -             (200)
                                                  -----------   -----------
  Total liabilities and
     stockholders' equity (deficit)               $      -      $      -
                                                  -----------   -----------

See accompanying notes.

                                    - F-2 -
-------------------------------------------------------------------------------
<PAGE 15>

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                Cumulative
                                                                  since
                                            Years ended        inception of
                                            December 31        development
                                         1999         1998        stage
                                      ----------   ----------   -----------
                                                                (unaudited)
Revenues                              $     -      $     -      $      -

Expenses                                     185          100         1,385
                                      ----------   ----------   -----------

  Net loss                            $     (185)  $     (100)  $   (1,385)
                                      ----------   ----------   ----------


Basic & diluted loss per share
  net loss per share                  $     -      $     -      $     -
                                      ----------   ----------   ----------


Weighted average shares used in
  computing basic and diluted
  loss per share                      16,671,000   17,500,000   17,499,000
                                      ----------   ----------   ----------

See accompanying notes.

                                    - F-3 -
-------------------------------------------------------------------------------
<PAGE 16>

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EOUITY

                                                                          Deficit
                                                                         Accumulated
                                                                          During
                                        Common       Stock     Paid-In   Development
                                        Shares     Par Value   Capital     Stage
                                      ----------   ---------   --------   --------
Balance at September 23, 1996
  (Inception) (unaudited)                   -      $    -      $   -      $   -

November 11, 1996
Issuance of stock for services
and payment of accounts payable            1,000       1,000       -          -

Net loss                                    -           -          -        (1,000)
                                      ----------   ---------   --------   --------



Balance at December 31, 1996
as originally reported
(unaudited)                                1,000       1,000       -        (1,000)

Retroactive adjustment for
1,000 to 1 stock split
May 6, 1999                              999,000        -          -          -

Retroactive adjustment for
17.5 to 1 stock split
December 10, 1999                     16,500,000        -          -          -
                                      ----------   ---------   --------   --------


Restated balance January 1, 1997      17,500,000       1,000       -        (1,000)

Net loss                                    -           -          -          (100)
                                      ----------   ---------   --------   --------

Balance at December 31, 1997          17,500,000       1,000       -        (1,100)

Net loss                                    -           -          -          (100)
                                      ----------   ---------   --------   --------

Balance at December 31, 1998          17,500,000       1,000       -        (1,200)

Capital contributed
by shareholder                              -           -           385       -

Cancellation Common stock
December 10, 1999                     (6,500,000)       -          -          -

Net Loss                                    -           -          -          (185)
                                      ----------   ---------   --------   --------

Balance at December 31, 1999          11,000,000   $   1,000   $    385   $ (1,385
                                      ----------   ---------   --------   --------

See accompanying notes.

                                    - F-4 -
-------------------------------------------------------------------------------
<PAGE 17>


                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                  Cumulative
                                                                     since
                                                Years ended       inception of
                                                December 31       development
                                              1999       1998        stage
                                           ---------   ---------   ---------
                                                                  (unaudited)
OPERATING ACTIVITIES:
Net loss                                   $    (185)  $    (100)  $  (1,385)
Increase (decrease) in accounts payable         (200)        100        -
                                           ---------   ---------   ---------

Net cash used in operating activities           (385)       -         (1,385)
                                           ---------   ---------   ---------

INVESTING ACTIVITIES:
Net cash provided by investing activities       -           -           -
                                           ---------   ---------   ---------

FINANCING ACTIVITIES:
Capital contributed by shareholder               385        -          1,385
                                           ---------   ---------   ---------

Net cash provided by financing activities        385        -          1,385
                                           ---------   ---------   ---------

Net (decrease) in Cash and cash equivalents     -           -           -

Cash and cash equivalents
  At beginning of period                        -           -           -
                                           ---------   ---------   ---------

Cash and cash equivalents
  At end of period                         $    -      $    -      $    -
                                           ---------   ---------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                   $    -      $    -      $    -
                                           ---------   ---------   ---------

Franchise and income taxes                 $     250   $    -      $     250
                                           ---------   ---------   ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIITES:
  None

See accompanying notes.

                                    - F-5 -
-------------------------------------------------------------------------------
<PAGE 18>


                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999. Since July 9, 1999, the Company has been in the development stage, and as of December 31, 1999 had not commenced planned principal operations.

Nature of Business

The Company as of December 31, 1999 had no products or services. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company also intends to acquire interests in various business opportunities.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

ESTIMATES: The preparation of these financials statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1999 and is effective for financial statements for fiscal years beginning after December 15, 1999. This statement establishes standards for capitalizing and expensing costs incurred in connection with internal use software and applies to costs incurred subsequent to adoption of SOP 98-1. The Company does not expect the adoption of SOP 98-1 to have an effect on its financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1999 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the change in fair value of a derivative instrument will depend on the intended use of the instrument. The adoption of SFAS No. 133 will require the Company to reflect the fair value of its interest rate swap agreements on its Balance Sheet. The offsetting gain or loss at the time of adoption of SFAS No. 133 will be accounted for as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The cumulative gain or loss at the time of adoption of SFAS No. 133 and future gains and losses resulting from the change in fair value of the swap agreements will be reflected in cumulative comprehensive income as a separate component of stockholders' equity to the extent the swaps qualify as cash flow hedges. To the extent the swaps do not qualify as cash flow hedges, such gains and losses will be reflected in net income. The Company believes the impact of the adoption of SFAS No. 133 on its financial position and results of operations will be immaterial.


                                    - F-6 -
-------------------------------------------------------------------------------
<PAGE 19>

3 - INCOME TAXES

As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,385 that may be offset against future taxable income through 2012. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

4 - DEVELOPMENT STAGE COMPANY

The Company as of December 31, 1999 had not begun principal operations and has had recurring losses during its development stage.

5 - COMMITMENTS

As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

6 - STOCK SPLITS

On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. In addition on December 10,1999 all references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the stock splits.

7 - EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in December 1998. Basic earnings per share of common stock are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share of common stock are computed by giving effect to all dilutive potential shares. There were no reconciling items to net income to arrive at income available to common stockholders for the years ended December 31, 1999 and 1998.

The effect of outstanding common stock equivalents would be anti-dilutive for August 31, 1999 and December 31, 1998 and 1997 and are thus not considered.

8 - SEGMENT INFORMATION

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," in 1999. The Company has no determinable two reportable segments.

9 - SUBSEQUENT EVENT

On January 17, 2000, the Company tendered an offer to purchase all of the outstanding ordinary shares of Internet International Communications, Ltd. ("INICOM") for approximately 7,500,000 shares of common stock.

The Company assumed the business operations of Inicom and appointed the management and directors of Inicom to Management and the Board Directors of the Company.

The Company also changed its name to 2DoBiz.com, Inc. as of January 25, 2000.

                                    - F-7 -
-------------------------------------------------------------------------------
<PAGE 20>


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2doBiz.com, Inc.
(Registrant)

                                        By: /S/  DAVID ROTH
                                            ----------------------------------
                                                 David Roth, Ph.D.
                                                 Director, Chairman, and
                                                 Chief Executive Officer
                                                 (Duly authorized officer)

Date: March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2000.



            SIGNATURE                      TITLE
            ---------                      -----
          /s/ DAVID ROTH            Director, Chairman,
     -------------------------      Chief Executive Officer,
         David Roth, Ph.D.          (Principal Executive Officer)

          /s/ LARRY EYLER           Chief Financial Officer
     -------------------------
            Larry Eyler

          /s/ JAY JOE               Chief Operating Officer
     -------------------------
              Jay Joe


                                    - 13 -
-------------------------------------------------------------------------------
<PAGE 21>

EX-23
                      CONSENT OF PELLERIN & ASSOCIATES, LLP

                                                                    EXHIBIT 23

                         INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference of our report dated
March 23, 2000, appearing in this Annual Report on Form 10-KSB of 2doBiz.com Inc. (formerly known as Interlock Services, Inc.) for the year ended December 31, 1999.

PELLERIN & ASSOCIATES. LLP

Portland, ME
March 31, 2000


                                    - 14 -
-------------------------------------------------------------------------------
<PAGE 22>