Form 10QSB
period 2000-03-31
2DOBIZ COM INCICES INC
filed 2000-05-15
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ________

                            Commission file number
                                   0-27893
                                   -------

                               2DOBIZ.COM, INC.
                      --------------------------------
               (Name of small business issuer in its charter)


                  Nevada                             77-0448262
                  ------                             ----------
     (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization                Identification No.

           122-1020 Mainland Street, Vancouver,
                 British Columbia Canada.                   V6B 2T4
         --------------------------------------             --------
        (Address of principal executive offices)           (Zip Code)

                 Issuer's telephone number:  (604)602-2378


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000: 11,100,000 shares of common stock, par value $.001.

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

           Statement of Operations for the Three Months Ended
           March 31, 2000 and 1999 (unaudited).............................4

           Statement of Cash Flow For the Three Months Ended
           March 31, 2000 (unaudited)......................................5

           Notes to Financial Statements
           as of March 31, 2000 (unaudited)................................6

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

Item 6(a): Exhibits.......................................................11

Item 6(b): Reports on Form 8-K............................................11

SIGNATURES................................................................12


                                     - 2 -
------------------------------------------------------------------------------

                                2DOBIZ.com, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                                BALANCE SHEET

                                         March 31,    December 31,  December 31,
                                           2000          1999          1999
                                        (unaudited)                 (unaudited)
                                        -----------   -----------   -----------
                                                                     (Proforma)
Cash                                    $   150,100   $      -      $    13,002
Cash Prepaid Assets                          12,122          -            1,878
                                        -----------   -----------   -----------
      Total current assets                  162,222          -           14,880

Property and equipment                       49,105          -           19,755
Website development                         803,007          -          683,267
Other assets                                192,533          -          262,547
                                        -----------   -----------   -----------
Total Assets                            $ 1,206,867   $      -      $   980,449
                                        -----------   -----------   -----------

Liabilities
Accounts Payable                        $    39,234   $      -      $      -
Due to Affiliate                            114,232          -          114,232
Notes Payable                               184,296          -          144,296
                                        -----------   -----------   -----------
Current liabilities                         337,762          -          258,528

Shareholders' Equity
Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 11,130,000, 11,000,000
  shares as of March 31, 2000, and
  December 31, 1999                          11,130         1,000        11,000
Paid-In Capital                           1,210,385           385       954,777
Retained Deficit                           (352,410)       (1,385)     (243,856)
                                        -----------   -----------   -----------
  Total Stockholders' Equity                869,105          -          721,921

Total Liabilities and
  Shareholders' Equity                  $ 1,206,867   $      -      $   980,449
                                        -----------   -----------   -----------

   The accompanying notes are integral part of these financial statements

                                     - 3 -
------------------------------------------------------------------------------

                                2DOBIZ.com, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (Unaudited)

                                       For the Three Months Ended March 31,
                                            2000                 1999
                                        ------------         ------------
                                                              (Proforma)
Revenues                                $       -            $       -

Expenses                                      98,054               20,050

Depreciation and Amortization                 10,500                6,100
                                        ------------         ------------

   Net Loss                             $   (108,554)        $    (26,150)
                                        ============         ============

Basic & Diluted loss per share          $     (0.01)         $     (0.00)
                                        ============         ============

   The accompanying notes are integral part of these financial statements

                                     - 4 -
------------------------------------------------------------------------------

                                2DOBIZ.com, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENT OF CASH FLOWS (Unaudited)

PROFORMA
                                         MARCH 31, 2000
                                         --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                          $ (108,554)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization                  10,500
 (Increase) Decrease in:
Prepaid Expenses                              (10,244)
Other assets                                   70,014
Increase (Decrease) in:
 Accounts Payable                              39,234
                                           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         950
                                           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                         (39,850)
Capitalized Website Costs                    (119,740)
                                           ----------
NET CASH USED INVESTMENT ACTIVITIES          (159,590)
                                           ----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock, net                 255,738
Increase in Long Term Debt, net                40,000
                                           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     295,738
                                           ----------
NET INCREASE (DECREASE) IN CASH               137,098
CASH AT BEGINNING OF PERIOD                    13,002
                                           ----------
CASH AT END OF PERIOD                      $  150,100
                                           ==========

   The accompanying notes are integral part of these financial statements

                                     - 5 -
------------------------------------------------------------------------------

                                2DOBIZ.com, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

               NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS
                      ENDED MARCH 31, 2000 (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for 2DoBiz.com, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant.

Effective January 16, 2000 (the Acquisition Date) the Company acquired the web development business from Internet International Communications, Ltd. in an exchange of common stock of the Company for the assets and liabilities of Internet International Communications, Ltd. The transaction closed on
December 27, 1999. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair market value, deemed to be the net book value carried by Internet International Communications, Ltd. The difference between fair market value and purchase price was charged to goodwill and website development costs.

Nature of Business

The Company is a web-based company which provides services designed to empower small and medium sized businesses, helping them to reach their full business potential.

The Company is a business hub. It will be a single point of contact between the business and a rich, comprehensive collection of web and information technology tools. Its target users will be the international community of owners, managers, and staff of small and medium businesses ("SMEs"). Successful aggregation of these target users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable.

                                     - 6 -
------------------------------------------------------------------------------

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999, and Form 8-K/A filed
April 10, 2000 reflecting the operations of 2DOBIZ.COM, INC. (formerly known as Internet International Communications, Ltd. The results of operations for the three month period ended March 31, 2000 indicative of the operating results for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-SB, Form 10-KSB and Form 8-K's.

Basis of Accounting

The Company uses the accrual method of accounting and prepares and presents financial statements that conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications:

Certain March 31, 1999 balances have been reclassified to conform to the March 31, 2000 financial statement presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                                     - 7 -
------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES

As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $300,000 that may be offset against future taxable income through 2012. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

Note 4 - Convertible debt

$135,088 was loaned to the Company. The lenders have the option to convert the debt to common shares at $1.00 per share. No conversions have been made as of March 31, 2000.

                                     - 8 -
------------------------------------------------------------------------------

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company had not commenced its planned principal operations. Prior to the merger, Can/Am sustained significant losses and has negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

NOTE 6 - MERGER TRANSACTION

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

Cautionary Statement on Forward-Looking Statements

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Commission in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the Company contained in this Form 10-QSB.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company is based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999 through January 16, 2000, the Company was in the development stage, and had not commenced planned principal operations.

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

The Company is a web-based company that provides services designed to empower small and medium sized businesses, helping them to reach their full business potential.

The Company is a business hub. It will be a single point of contact between the business and a rich, comprehensive collection of web and information technology tools. Its target users will be the international community of owners, managers, and staff of small and medium businesses ("SMEs"). Successful aggregation of these target users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable.



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS. The Company continues to increase its presence and exposure in the business to business market on the Internet, however the Company has not begun to generate revenues.

The Company's total general and administrative expenses increased by $78,000 or 389.1%, for the three months ended March 31, 2000 due to increased costs related to the Company's activities in preparation for expanding its business model and hiring software developers, going public and legal fees as well as an increase in administration personnel. The Company believes that it will continue to incur significant costs relative to its personnel and for business development as it moves into the Asian marketplace in promoting the Company's B2B model for small to medium size enterprises.


Liquidity and Capital Resources

As of March 31, 2000, the Company and management believe that the Company needs to raise adequate cash resources to fund current operations and future expansion plans. The Company has had several discussions with various financing sources for the Company's business development. The Company has received $300,000 in private financing pursuant to a private placement that occurred in January 2000. The Company currently is planning a private placement in excess of $5 million US dollars. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate sufficient revenues to fund its operations in the absence of other sources or this contemplate financing.

                                     - 10 -
------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

Item 1:    Legal Proceedings
           NONE

Item 2:    Changes in Securities
           NONE

Item 3:    Defaults Upon Senior Securities
           NONE

Item 4:    Submission of Matters to a Vote of Security Holders
           NONE

Item 5:    Other Information

           The Company filed a Change in Control of Registrant
              Dated April 10, 2000 on Form 8-K/A



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

                                             2DOBIZ.COM, INC.
                                             ----------------
                                             (Registrant)


Date:  May 15, 2000                 By:  /s/ David Roth, Ph.D.
                                             ----------------
                                             David Roth
                                             Chief Executive Officer
                                             (Duly Authorized Signatory)


Date:  May 15 , 2000                By:  /s/ Larry Eyler
                                             ----------------
                                             Larry Eyler
                                             Chief Financial Officer
                                             (Duly Authorized Signatory)


                                     - 12 -
------------------------------------------------------------------------------