Form 10KSB/A
period 1999-12-31
2DOBIZ COM INCICES INC
filed 2000-05-30
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the year ended December 31, 1999 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on May 26, 2000, was approximately $24,975,000.

As of May 26, 2000, there were 11,100,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one)    Yes [ ]    No [X]

                        DOCUMENTS INCORPORATED BY REFERENCE


                             See the Exhibit Index hereto.


-------------------------------------------------------------------------------

PART II

ITEM 5 IS AMENDED TO CORRECT A TYPOGRAPHICAL ERROR IN THE NUMBER OF BENEFICIAL SHAREHOLDERS AND SHAREHOLDES OF RECORD.

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


On May 26, 2000, the closing price of the Company's common stock (which currently trades under the symbol DOBZ) on the OTC-BB Market was $ 3 1/2 per share. The Company has approximately 100 holders of record of its common stock and estimates that it has approximately 500 beneficial holders.

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

                                    - 2 -
-------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

The response to this item is included in a separate section of this report. See the Financial Statements of the Company attached hereto beginning on page F-1.

                  PART IV

ITEM 14 IS AMENDED TO CORRECT TYPOGRAPHICAL ERRORS IN THE AUDITORS FINANCIAL STATEMENTS REFLECTING THE STATED VALUE OF COMMON STOCK AND ADDITIONAL PAID IN CAPITAL AND RETAINED DEFICIT, AND FOOTNOTE 6 TO THE FINANCIAL STATEMENTS.

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

                                    - 3 -
-------------------------------------------------------------------------------

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

Statements of Operations  . . . . . . . . . . . . . F - 3

Statement of Stockholders' Equity . . . . . . . . . F - 4

Statements of Cash Flows  . . . . . . . . . . . . . F - 5

Notes to Financial Statements . . . . . . . . . . . F - 6

                                    - 4 -
-------------------------------------------------------------------------------

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


/S/ Pellerin & Associates, LLP

Pellerin & Associates, LLP
Certified Public Accountants
Portland, Maine
March 23, 2000


                                    - F-1 -
-------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                                  December 31   December 31
                                                     1999          1998
                                                  -----------   -----------
Assets:                                           $      -      $      -
 .                                                 -----------   -----------

Liabilities and stockholders equity (deficit):

  Accounts payable                                $      -      $       200


Stockholders' equity (deficit) Common stock,
  par value $.001 100,000,000 shares authorized
  11,000,000 and 17,500,000 shares issued and
  outstanding at December 31, 1999 and 1998,
  respectively                                         11,000        17,500
Additional paid-in capital                                 -             -
Accumulated deficit - development stage               (11,000)      (17,700)
                                                  -----------   -----------

  Total stockholders' equity (deficit)                   -             (200)
                                                  -----------   -----------
  Total liabilities and
     stockholders' equity (deficit)               $      -      $      -
                                                  -----------   -----------


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

                                    - F-3 -
-------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EOUITY

                                                                      Deficit
                                                                     Accumulated
                                                                      During
                                    Common       Stock     Paid-In   Development
                                    Shares     Par Value   Capital     Stage
                                  ----------   ---------   --------   --------
Balance at September 23, 1996
  (Inception) (unaudited)         $     -      $    -      $   -      $   -

November 11, 1996
Issuance of stock for services
and payment of accounts payable        1,000       1,000       -          -

Net loss                                -           -          -        (1,000)
                                  ----------   ---------   --------   --------


Balance at December 31, 1996
as originally reported
(unaudited)                            1,000       1,000       -        (1,000)

Retroactive adjustment for
1,000 to 1 stock split
May 6, 1999                          999,000        -          -          -

Retroactive adjustment for
17.5 to 1 stock split
December 10, 1999                 16,500,000      16,500       -       (16,500)
                                  ----------   ---------   --------   --------


Restated balance January 1, 1997  17,500,000      17,500       -       (17,500)

Net loss                                -           -          -          (100)
                                  ----------   ---------   --------   --------

Balance at December 31, 1997      17,500,000      17,500       -       (17,600)

Net loss                                -           -          -          (100)
                                  ----------   ---------   --------   --------

Balance at December 31, 1998      17,500,000      17,500       -       (17,700)

Capital contributed
by shareholder                          -           -          385        -

Cancellation Common stock
December 10, 1999                 (6,500,000)     (6,500)     (385)      6,885

Net Loss                                -           -          -          (185)
                                  ----------   ---------   --------   --------

Balance at December 31, 1999      11,000,000   $  11,000   $    -     $(11,000)
                                  ----------   ---------   --------   --------


See accompanying notes.

                                    - F-4 -
-------------------------------------------------------------------------------

                            INTERLOCK SERVICES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                  Cumulative
                                                                     since
                                                Years ended       inception of
                                                December 31       development
                                              1999       1998        stage
                                           ---------   ---------   ---------
                                                                  (unaudited)
OPERATING ACTIVITIES:
Net loss                                   $    (185)  $    (100)  $  (1,385)
Increase (decrease) in accounts payable         (200)        100        -
                                           ---------   ---------   ---------

Net cash used in operating activities           (385)       -         (1,385)
                                           ---------   ---------   ---------

INVESTING ACTIVITIES:
Net cash provided by investing activities       -           -           -
                                           ---------   ---------   ---------

FINANCING ACTIVITIES:
Capital contributed by shareholder(s)            385        -          1,385
                                           ---------   ---------   ---------

Net cash provided by financing activities        385        -          1,385
                                           ---------   ---------   ---------

Net (decrease) in Cash and cash equivalents     -           -           -

Cash and cash equivalents
  At beginning of period                        -           -           -
                                           ---------   ---------   ---------

Cash and cash equivalents
  At end of period                         $    -      $    -      $    -
                                           ---------   ---------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                   $    -      $    -      $    -
                                           ---------   ---------   ---------

Franchise and income taxes                 $     250   $    -      $     250
                                           ---------   ---------   ---------


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

ESTIMATES: The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

6 - STOCK SPLITS

On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. In addition on December 10, 1999 the Board of Directors authorized a 17.5 to 1 forward stock split and received the majority vote of shareholder approval. As a result of the split, as additional 16,500,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the stock splits.

In connection with the December 10, 1999 stock split, par value of the common stock issued and outstanding exceeded contributed capital. The Company recorded a one time adjustment to retained deficit to reflect the contributed capital deficiency as of December 31, 1999 and 1998. The net effect to retained deficit as of December 31, 1999 was $9,615 charge reflecting the capital contribution of $385 during fiscal year 1999.

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

                                    - F-7 -
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment to the report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

2doBiz.com, Inc.
(Registrant)

                                        By: /S/  DAVID ROTH
                                            ----------------------------------
                                                 David Roth, Ph.D.
                                                 Director, Chairman, and
                                                 Chief Executive Officer
                                                 (Duly authorized officer)

Date: May 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 26, 2000.



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