Form 10QSB
period 2000-06-30
2DOBIZ COM INCICES INC
filed 2000-08-14
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ________

                            Commission file number
                                   0-27893
                                   -------

                               2DOBIZ.COM, INC.
                      --------------------------------
               (Name of small business issuer in its charter)


                    Nevada                             77-0448262
                    ------                             ----------
       (State of other jurisdiction of              (IRS Employer
       incorporation or organization                Identification No.

         122-1020 Mainland Street, Vancouver,
               British Columbia Canada.                   V6B 2T4
       --------------------------------------             --------
      (Address of principal executive offices)           (Zip Code)

                 Issuer's telephone number:  (604) 602-2378


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2000: 11,100,000 shares of common stock, par value $.001.


                                     - 1 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS


                                                                         PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements .........................................3

           Balance Sheet ................................................3

           Statement of Operations for the Six Months Ended
           June 30, 2000 and 1999 (unaudited) ...........................4

           Statement of Operations for the Three Months Ended
           June 30, 2000 and 1999 (unaudited) ...........................4

           Statement of Cash Flows For the Six Months Ended
           June 30, 2000 and 1999 (unaudited) ...........................5

           Notes to Condensed Financial Statements
           as of June 30, 2000 (unaudited) ..............................6

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............10

           Liquidity and Capital Resources .............................10


Part II:   Other Information ...........................................11

Item 1:    Legal Proceedings ...........................................11

Item 2:    Changes in Securities .......................................11

Item 3:    Defaults Upon Senior Securities .............................11

Item 4:    Submission of Matters to a Vote of
           Security Holders ............................................11

Item 5:    Other Information ...........................................11

Item 6(a): Exhibits ....................................................11

Item 6(b): Reports on Form 8-K .........................................11

SIGNATURES .............................................................12


                                     - 2 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                                BALANCE SHEET

                                         June 30,    December 31,  December 31,
                                          2000          1999          1999
                                       (unaudited)                 (unaudited)
                                       -----------   -----------   -----------
                                                                    (Proforma)
Cash                                   $   156,354   $      -      $    13,002
Prepaid Assets                              12,196          -            1,878
                                       -----------   -----------   -----------
      Total Current Assets                 168,550          -           14,880

Property and Equipment                      62,209          -           19,755
Website Development                        805,320          -          683,267
Other Assets                               164,533          -          262,547
                                       -----------   -----------   -----------
Total Assets                           $ 1,200,612   $      -      $   980,449
                                       -----------   -----------   -----------

Liabilities
Accounts Payable                       $   229,234   $      -      $      -
Due to Affiliate                           114,232          -          114,232
Notes Payable                              184,296          -          144,296
                                       -----------   -----------   -----------
Current Liabilities                        527,762          -          258,528

Shareholders' Equity
Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 11,130,000, 11,000,000
  shares as of June 30, 2000, and
  December 31, 1999 (Proforma)              11,130         1,000        11,000
Paid-In Capital                          1,210,385           385       954,777
Retained Deficit                          (548,665)       (1,385)     (243,856)
                                       -----------   -----------   -----------
  Total Stockholders' Equity               672,850          -          721,921

Total Liabilities and
  Shareholders' Equity                 $ 1,200,612   $      -      $   980,449
                                       -----------   -----------   -----------

   The accompanying notes are integral part of these financial statements


                                     - 3 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (Unaudited)

                                        For the Three Months Ended June 30,
                                             2000                 1999
                                         ------------         ------------
                                                               (Proforma)
Revenues                                 $       -            $       -

Expenses                                      183,255               15,000

Depreciation and Amortization                  13,000                2,000
                                         ------------         ------------

   Net Loss                              $   (196,255)        $    (17,000)
                                         ============         ============

Basic & Diluted loss per share           $     (0.02)         $     (0.00)
                                         ============         ============

Weighted Average Basic & Diluted
     Shares Outstanding                    11,130,000            9,934,250
                                         ============         ============

   The accompanying notes are integral part of these financial statements




                      STATEMENTS OF OPERATIONS (Unaudited)

                                        For the Six Months Ended June 30,
                                            2000                 1999
                                        ------------         ------------
                                                              (Proforma)
Revenues                                $       -            $       -

Expenses                                     281,309               35,050

Depreciation and Amortization                 23,500                8,100
                                        ------------         ------------

   Net Loss                             $   (304,809)        $    (43,150)
                                        ============         ============

Basic & Diluted loss per share          $     (0.03)         $     (0.00)
                                        ============         ============

Weighted Average Basic & Diluted
     Shares Outstanding                   11,030,000            9,834,250
                                        ============         ============

   The accompanying notes are integral part of these financial statements


                                     - 4 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                      STATEMENT OF CASH FLOWS (Unaudited)

PROFORMA                                               For the Six Months Ended
                                                          2000         1999
                                                       ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                      $ (304,809)  $  (43,150)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
  By (Used In) Operating Activities
Depreciation and Amortization                              23,500        8,100
  (Increase) Decrease in:
Prepaid Expenses                                          (10,318)        -
Other assets                                               98,014      (17,155)
Increase (Decrease) in:
  Accounts Payable                                        229,234         -
                                                       ----------   ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        35,621      (52,205)
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                     (52,267)     (10,916)
Capitalized Website Costs                                (135,740)     (62,408)
                                                       ----------   ----------
NET CASH USED IN INVESTMENT ACTIVITIES                   (188,007)     (73,324)
                                                       ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock, net                             255,738       75,962
Increase in Long Term Debt, net                            40,000      145,088
                                                       ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 295,738      221,050
                                                       ----------   ----------
NET INCREASE (DECREASE) IN CASH                           143,352       95,521
CASH AT JANUARY 1,                                         13,002        2,006
                                                       ----------   ----------
CASH AT JUNE 30,                                       $  156,354   $   97,527
                                                       ==========   ==========

   The accompanying notes are integral part of these financial statements


                                     - 5 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

               NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS
                       ENDED JUNE 30, 2000 (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period September 23, 1996 to July 9, 1999 and was considered dormant.

Effective January 16, 2000 (the Acquisition Date) the Company acquired the web development business from Internet International Communications, Ltd. (IIC) in an exchange of common stock of the Company for the assets and liabilities of IIC. The merger transaction was completed on January 18, 2000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair market value, deemed to be the net book value carried by IIC. The difference between fair market value and purchase price was charged to goodwill and website development costs.


                                     - 6 -
------------------------------------------------------------------------------

Nature of Business

The Company is a web-based company, which provides services designed to empower small and medium sized businesses to reach their full business potential.

The Company is a business hub with a strong focus and concentration on the Asian market. It has created a single point of contact between the business and a comprehensive collection of web and information technology tools. Its target users are the international community of owners, managers, and staff of small and medium businesses ("SMEs"). Successful aggregation of these target users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable.

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999, and Form 8-K/A filed
April 10, 2000 reflecting the operations of 2dobiz.com, Inc. (formerly known as Internet International Communications, Ltd.) The results of operations for the six month period ended June 30, 2000 may not be indicative of the operating results for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's
Form 10-KSB and Form 8-K.


                                     - 7 -
------------------------------------------------------------------------------

Reclassifications:

Certain June 30, 1999 balances have been reclassified to conform to the June 30, 2000 financial statement presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.


NOTE 2 - INCOME TAXES

As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $530,000 that may be offset against future taxable income through 2012. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


                                     - 8 -
------------------------------------------------------------------------------

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not commenced its planned principal operations and as common with development stage companies, the Company has had recurring losses.

NOTE 4 - GOING CONCERN

The Company's financial statements were prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not commenced its planned principal operations. Prior to the merger, 2dobiz.com, Inc. sustained significant losses and has negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.


NOTE 5 - MERGER TRANSACTION

On January 16, 2000 the Company entered into an AGREEMENT AND PLAN OF REORGANIZATION ("Agreement") between INTERLOCK SERVICES, INC., (ISI) a Nevada corporation, INTERNET INTERNATIONAL COMMUNICATIONS, LTD. (IIC), a Nevada corporation and the persons (the "Shareholders"), being the owners of record of all of the issued and outstanding common stock of IIC.

IIC exchanged 7,500,000 shares of common stock for 7,500,000 shares of ISI. IIC pursuant to the Agreement became a wholly-owned subsidiary of the Company and changed its name to 2DOBIZ.COM, INC.


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

Cautionary Statement on Forward-Looking Statements

From time to time, the Company may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Commission in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the Company contained in this Form 10-QSB.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company is based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements.

The Company was incorporated under the laws of the State of Nevada on October 28, 1996. The Company ceased all operating activities during the period September 23, 1996 to July 9, 1999 and was considered dormant. On
July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999 through January 16, 2000, the Company was a development stage business, and had not commenced planned principal operations.

On January 16, 2000 the company entered into an agreement and plan of Reorganization. The acquired company pursuant to the Agreement became a wholly-owned subsidiary of the Company and changed its name to 2DOBIZ.COM, INC.

The Company is a web-based company that provides services designed to empower small and medium sized businesses to reach their full business potential.

The Company is a business hub. It also created a single point of contact between the business and a rich, comprehensive collection of web and information technology tools. Its users will are the international community of owners, managers, and staff of small and medium businesses ("SMEs"). Successful aggregation of these users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable.

On June 7, 2000, the Company entered into a joint venture agreement and operations with EZGOTO.com based in Taiwan. The joint venture provides a strategic presence with a premier Asian consumer Internet site.

On June 13, 2000, the Company announced that it signed an agreement with Amadeus Global Travel Distribution SA to provide global on-line travel services and develop wireless application protocol (WAP) enabled travel services.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS. The Company continues to increase its presence and exposure in the business to business market on the Internet. The Company has not begun to generate revenues.

The Company's total general and administrative expenses increased by $246,000 or 702.9%, for the six months ended June 30, 2000 compared to June 30, 1999. The increased costs and services required by the business are related to the Company's activities in preparation for expanding its business model and hiring software developers, going public and legal fees as well as an increase in administration personnel. The Company believes that it will continue to incur significant costs relative to its personnel and business development as it moves into the Asian marketplace in promoting the Company's B2B model for small to medium size enterprises. The Company has continued to increase its presence and influence in the Asian market and the efforts associated with these efforts are considerable and will be considerable for the future. The Company believes that these efforts and expenditures are warranted for its development.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS. The Company continues to increase its presence and exposure in the business-to-business market on the Internet. The Company has not begun to generate revenues from these efforts. The Company is still developing the revenue streams that its business model is focused on.

The Company's total general and administrative expenses increased by $168,000 or 1102.0%, for the three months ended June 30, 2000 compared to June 30, 1999. The increased costs and services required by the business are related to the Company's activities in preparation for expanding its business model and hiring software developers, consulting and legal fees as well as an increase in administration personnel. The Company believes that it will continue to incur significant costs relative to its personnel and business development as it moves into the Asian marketplace in promoting the Company's B2B model for small to medium size enterprises.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company and management believe that the need to raise adequate cash resources to fund current operations and future expansion plans is a necessity. The Company is in various discussions with financing sources for the Company's business development. The Company received $300,000 in private financing pursuant to a private placement. The Company currently is raising funds through a private placement. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate revenues to fund its operations in the absence of other sources or this contemplated financing currently being conducted or in the future.


                                     - 10 -
------------------------------------------------------------------------------

PART II.   OTHER INFORMATION


Item 1:    Legal Proceedings

           NONE


Item 2:    Changes in Securities

           Recent Sales of Unregistered Securities

           During the six months ended June 30, 2000 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

           On January 18, 2000, the merger date between Interlock Services, Inc. and Internet International Communications, Ltd., pursuant to the merger agreement, 7,500,000 common shares were issued by the Company in exchange for 7,500,000 shares of common stock.

           During the three months ended June 30, 2000, the Company issued an aggregate 100,000 common shares for consulting services to Alexis Capital Corp.


Item 3:    Defaults Upon Senior Securities

           NONE


Item 4:    Submission of Matters to a Vote of Security Holders

           NONE


Item 5:    Other Information

           NONE


Item 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                NONE

           (b) The Company filed a change in Registrant's certifying accountant Dated April 3, 2000 on Form 8K

                The Company filed a Change in Control of Registrant Dated April 10, 2000 on Form 8-K/A

                The Company on April 24, 2000, filed a Form 8-K/A

                The Company on May 31, 2000, filed a Form 8-K/A


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


                                             2DOBIZ.COM, INC.
                                             ----------------
                                             (Registrant)


Date:  August 14, 2000                 By:  /s/ David Roth, Ph.D.
                                            ---------------------
                                            David Roth, Ph.D.
                                            Chief Executive Officer
                                            (Duly Authorized Signatory)


Date:  August 14, 2000                 By:  /s/ Kenneth Yonika
                                            ---------------------
                                            Kenneth Yonika, CPA
                                            Chief Financial Officer
                                            (Duly Authorized Signatory)


                                     - 12 -
------------------------------------------------------------------------------