Form 10QSB
period 2000-09-30
2DOBIZ COM INCICES INC
filed 2000-12-06
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of November 29, 2000: 11,167,032 shares of common stock, par value $.001.

                                     - 1 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

                                                                         PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements .......................................... 3

           Balance Sheet ................................................. 3

           Statement of Operations for the Nine Months Ended
           September 30, 2000 and 1999 (unaudited) ....................... 4

           Statement of Operations for the Three Months Ended
           September 30, 2000 and 1999 (unaudited) ....................... 5

           Statement of Cash Flows For the Nine Months Ended
           September 30, 2000 and 1999 (unaudited) ....................... 6

           Notes to Condensed Financial Statements
           as of September 30, 2000 (unaudited) .......................... 7

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................. 9

           Liquidity and Capital Resources ...............................11


Part II:   Other Information .............................................13

Item 1:    Legal Proceedings .............................................13

Item 2:    Changes in Securities .........................................13

Item 3:    Defaults Upon Senior Securities ...............................13

Item 4:    Submission of Matters to a Vote of
           Security Holders ..............................................13

Item 5:    Other Information .............................................13

Item 6(a): Exhibits ......................................................13

Item 6(b): Reports on Form 8-K ...........................................13

SIGNATURES ...............................................................14

                                     - 2 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                     (Formerly Interlock Services, Inc.)
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                                BALANCE SHEET

                                      September 30, December 31,   December 31,
                                          2000          1999          1999
                                       (unaudited)                 (unaudited)
                                       -----------   -----------   -----------
                                                                    (Proforma)
Cash                                   $    58,401   $      -      $    13,002
Prepaid assets                              11,368          -            1,878
                                       -----------   -----------   -----------
      Total Current Assets                  69,769          -           14,880

Property and equipment                      31,974          -           19,755
Due from officer                             2,617          -              -
Website development                        390,436          -          683,267
Other assets                               137,500          -          262,547
                                       -----------   -----------   -----------
Total Assets                           $   632,296   $      -      $   980,449
                                       ===========   ===========   ===========

Liabilities
Accounts payable                       $     2,369   $      -      $      -
Due to affiliate                             1,645          -          114,232
Notes payable                              300,000          -          144,296
                                       -----------   -----------   -----------
Current Liabilities                        304,014          -          258,528

Shareholders' Equity (Deficit)
Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 11,167,032, 1,000,000, and
  11,000,000 shares as of September 30,
  2000, and December 31, 1999 and
  December 31, 1999 (Proforma)              11,067         1,000        11,000
Paid-In Capital                          1,222,838           385       954,777
Retained Deficit                          (905,623)       (1,385)     (243,856)
                                       -----------   -----------   -----------
  Total Stockholders' Equity (Deficit)     328,282          -          721,921

Total Liabilities and
  Shareholders' Equity (Deficit)       $   632,296   $      -      $   980,449
                                       ===========   ===========   ===========


   The accompanying notes are integral part of these financial statements


                                     - 3 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                     (Formerly Interlock Services, Inc.)
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                          Statements of Operations

                                           Three months ended
                                         -----------------------
                                          09/30/99     09/30/00
                                         ----------   ----------
                                         (unaudited)  (unaudited)
     Revenue                             $    -       $     -

     Costs and expenses
       Payroll and payroll expenses          45,150       80,056
       Professional services                  7,250      193,423
       Rental expense                         2,998        4,951
       Travel expense                         6,060       18,331
       General and administrative            12,892       43,914
       Depreciation and amortization          2,400       16,300
                                         ----------   ----------
     Net loss before other income           (76,750)    (356,975)

     Other Income
       Interest income                         -              16
                                         ----------   ----------
     Net loss                            $  (76,750)  $ (356,959)
                                         ==========   ==========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.01)   $   (0.03)
                                         ==========   ==========
     Weighted average number of
     common shares outstanding           11,000,000   11,110,000
                                         ==========   ==========


                See accompanying notes and accountant's report.

                                   -  4 -
===============================================================================

                               2DOBIZ.COM, INC.
                     (Formerly Interlock Services, Inc.)
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                          Statements of Operations

                                           Nine months ended
                                         -----------------------
                                          09/30/99     09/30/00
                                         ----------   ----------
                                        (unaudited)  (unaudited)
     Revenue                             $     -      $     -

     Costs and expenses
       Payroll and payroll expenses          63,133      300,075
       Professional services                 12,245      213,468
       Rental expense                         8,040       19,766
       Travel expense                         7,522       39,135
       General and administrative            18,452       49,540
       Depreciation and amortization         10,508       39,800
                                         ----------   ----------
     Net loss before other income          (119,900)    (661,784)

     Other Income
       Interest income                         -              17
                                         ----------   ----------
     Net income (loss)                   $ (119,900)  $ (661,767)
                                         ==========   ==========

     Net loss per share available
     to common stockholders:
       Basic and diluted                 $   (0.01)   $   (0.06)
                                         ==========   ==========
     Weighted average number of
     common shares outstanding           10,934,250   11,100,000
                                         ==========   ==========


                See accompanying notes and accountant's report.

                                     - 5 -
------------------------------------------------------------------------------

                               2DOBIZ.COM, INC.
                     (Formerly Interlock Services, Inc.)
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

                         Statements of Cash Flows

                                           Nine months ended
                                         ---------------------
                                         09/30/99     09/30/00
                                         ---------   ---------
                                        (unaudited) (unaudited)
Cash flows from operating activities -
  Net loss                               $(119,900)  $(661,767)
    Adjustments to reconcile net loss to
    cash used in operating activities -
      Common stock issued for services        -        268,128
      Amortization and depreciation         10,508      39,800
      Website cost valuation adjustment       -        258,812

    Changes in assets and liabilities -
      Prepaid expenses                     (17,155)     (9,490)
      Other assets                          18,745     125,047
      Accounts payable                        -          2,369
                                         ---------   ---------
Cash provided by (used in)
  operating activities                    (107,802)     22,899

Cash from investing activities
  Loans (to)/from officers                    -         (2,617)
  Capitalized website costs, net           (77,600)       -
  Purchase of equipment, net               (14,512)    (18,000)
                                         ---------   ---------
Cash used in investing activities          (92,112)    (20,617)

Cash from financing activities -
  Proceeds from issuance of common stock   105,900        -
  Payment on related party loan, net          -       (112,587)
  Loans from unrelated third parties, net  259,100     155,704
                                         ---------   ---------
Cash provided by financing activities      365,000      43,117


  Net increase in cash                     165,086      45,399
  Cash, beginning of the period              2,006      13,002
                                         ---------   ---------

  Cash, end of the period                $ 167,092   $  58,401
                                         =========   =========
<F1>
Supplemental information:

No interest or taxes were paid.

67,032 shares of common stock were issued for services during the nine months ended September 30, 2000.

                See accompanying notes and accountant's report.

                                     - 6 -
------------------------------------------------------------------------------

                                2DOBIZ.COM, INC.
                         (A Development Stage Company)
                        PART I    FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS

               NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 2000 (Unaudited)


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

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 1999, and Form 8-K/A filed
April 10, 2000 reflecting the operations of 2dobiz.com, Inc. (formerly known as Internet International Communications, Ltd.) The results of operations for the nine month period ended September 30, 2000 may not be indicative of the operating results for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB and Form 8-K.


                                     - 7 -
------------------------------------------------------------------------------

Reclassifications:

Certain September 30, 1999 balances have been reclassified to conform to the September 30, 2000 financial statement presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOTE 2 - INCOME TAXES

As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $530,000 that may be offset against future taxable income through 2012. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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


                                     - 8 -
------------------------------------------------------------------------------

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

The Company has entered into various joint venture agreements, which are explained in detail for the nine months ended September 30, 2000 in the section entitled "Status of Publicly Announced Products and Services."


                                     - 9 -
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS. The Company continues to increase its presence and exposure in the business to business (B2B) market on the Internet. The Company has not begun to generate any substantial revenues.

The Company's total operating expenses increased by $541,900 or 451.9%, for the nine months ended September 30, 2000 compared to September 30, 1999. The increased costs and services required by the business are related to the Company's activities in preparation for expanding its business model and hiring software developers, going public and legal fees as well as an increase in administration personnel. The Company believes that it will continue to incur significant costs relative to its personnel and business development as it moves into the Asian marketplace in promoting the Company's B2B model for small to medium size enterprises. The Company has continued to increase its presence and influence in the Asian market and the efforts associated with these efforts are considerable and will be considerable for the future. The Company believes that these efforts and expenditures are warranted for its development.

The Company's operating expenses increased as follows; Rental expense increased $11,700 or 145.2% from $8,000 for the nine month period ended
September 30, 1999 to $19,700 for the same period in 2000. This increase was due primarily to the increased office facility usage by the Company and its requirement for office space. Depreciation expense increased $29,300 or 279.0% from $10,500 for the nine month period ended September 30, 1999 to $39,800 for the same period in 2000. This increase was due primarily to the amortization of goodwill and the increased property and equipment that the Company has purchased in the last year. General and administrative expense increased $31,200 or 169.1% from $18,400 for the nine month period ended
September 30, 1999 to $49,600 for the same period in 2000. This increase was due primarily to the increased operations of the Company and its desire to expand. Travel expense increased $31,600 or 420.1% from $7,500 for the nine month period ended September 30, 1999 to $39,100 for the same period in 2000. This increase was due primarily to the travels abroad by the Company's Chief Executive Officer in expanding the business of the Company in Asia. The Company believes that many opportunities will come from these travels. Payroll expense increased $236,900 or 375.2% from $63,100 for the nine month period ended September 30, 1999 to $300,000 for the same period in 2000. This increase was due primarily to the increased staffing of programmers and office staff to ensure that increased operations are obtained. This also included the addition of a Chief Financial Officer,and a Chief Operating Officer. Professional expense increased $201,200 from $12,200 for the nine month period ended September 30, 1999 to $213,400 for the same period in 2000. This increase was due primarily to the Company employing the services of various outside consultants in developing the business and market applications, investor relations, corporate finance, Asian market penetration and other services that cannot be fulfilled by the Company with its existing staff. The Company has issued shares of common stock to satisfy these obligations for professional services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations. These issuances of common stock are explained in Item 2 - Recent Sale of Unregistered Securities.


                                     - 10 -
------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS. The Company continues to increase its presence and exposure in the business-to-business market on the Internet. The Company has not begun to generate any substantial revenues from these efforts. The Company is still developing the revenue streams that its business model is focused on.

The Company's total operating expenses increased by $281,200 or 366.3%, for the three months ended September 30, 2000 compared to September 30, 1999. The increased costs and services required by the business are related to the Company's activities in preparation for expanding its business model and hiring software developers, consulting and legal fees as well as an increase in administration personnel. The Company believes that it will continue to incur significant costs relative to its personnel and business development as it moves into the Asian marketplace in promoting the Company's B2B model for small to medium size enterprises.

The Company's operating expenses increased as follows; Rental expense increased $2,000 or 66.7% from $3,000 for the three month period ended September 30, 1999 to $5,000 for the same period in 2000. This increase was due primarily to the increased office facility usage by the Company and its requirement for office space. Depreciation expense increased $13,900 or 579.2% from $2,400 for the three month period ended September 30, 1999 to $16,300 for the same period in 2000. This increase was due primarily to the amortization of goodwill and the increased property and equipment that the Company has purchased in the last year. General and administrative expense increased $31,100 or 241.2% from $12,900 for the three month period ended September 30, 1999 to $44,000 for the same period in 2000. This increase was due primarily to the increased operations of the Company and its desire to expand. Travel expense increased $12,300 or 202.9% from $6,000 for the three month period ended
September 30, 1999 to $18,300 for the same period in 2000. This increase was due primarily to the travels abroad by the Company's Chief Executive Officer in expanding the business of the Company in Asia. The Company believes that many opportunities will come from these travels. Payroll expense increased $34,900 or 77.3% from $45,100 for the three month period ended September 30, 1999 to $80,000 for the same period in 2000. This increase was due primarily to the increased staffing of programmers and office staff to ensure that increased operations are obtained. This also included the addition of a Chief Financial Officer,and a Chief Operating Officer.Professional expense increased $186,200 from $7,200 for the three month period ended September 30, 1999 to $193,400 for the same period in 2000. This increase was due primarily to the Company employing the services of various outside consultants in developing the business and market applications, investor relations, corporate finance, Asian market penetration and other services that cannot be fulfilled by the Company with its existing staff. The Company has issued shares of common stock to satisfy these obligations for professional services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations. These issuances of common stock are explained in Item 2 - Recent Sale of Unregistered Securities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company and management believe that the need to raise adequate cash resources to fund current operations and future expansion plans is a necessity. The Company is in various discussions with financing sources for the Company's business development. The Company during the first quarter of Fiscal year 2000 received $300,000 in private financing pursuant to a private placement. The Company currently is raising funds through a private placement. There can be no assurance, however, that the Company's actual capital needs will not exceed anticipated levels, or that the Company will generate revenues to fund its operations in the absence of other sources or this contemplated financing currently being conducted or in the future.

The Company has continued to receive some limited interim funding, however that source of funding is limited and the Company needs to obtain sufficient funding to be able to move forward with its business plans. The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations. The Company is currently in discussions with various financial resources to enable the funding for the Company so that it may be competitive.


                                     - 11 -
------------------------------------------------------------------------------

STATUS  OF  PUBLICLY  ANNOUNCED  PRODUCTS  AND  SERVICES

On January 25, 2000 the Company announced that it had completed its first round of private placement financing. The Company received $300,000 in private placement funds.

On February 11, 2000 the Company announced that it had entered into an agreement to establish a Malaysian office for the Company. The Company has since that announcement not pursued an opening of the Malaysian office due to the lack of adequate funding by the Company for this venture. The Company believes that it may be able to pursue this venture once the Company receives sufficient funds.

On February 23, 2000 the Company announced that it had entered into an agreement to establish a working relationship with the China International Trade Development Network. The Company has since that announcement not pursued the working relationship with the China International Trade Development Network due to the lack of adequate funding by the Company for this venture. The Company has cancelled any and all plans with this venture.

On March 13, 2000 the Company announced that it had entered into an agreement to establish a joint venture in the Philippines. The Company has since that announcement pursued the Philippine joint venture. The Company believes that it may be able to pursue this venture once the Company receives sufficient funds.

On June 20, 2000 the Company announced that it had entered into an agreement with Amadeus to provide online travel services. The Company has since that announcement not pursued a working relationship with Amadeus due to the lack of adequate funding by the Company for this working relationship. The Company has cancelled any plans of pursuing this working relationship.

On June 26, 2000 the Company announced that it had entered into an agreement with SA Partners to develop business ventures in Latin America. The Company has since that announcement pursued this business venture development with SA Partners The Company believes that it may be able to pursue this venture once the Company receives sufficient funds.

On July 26, 2000 the Company announced that it had entered into an agreement to establish a joint venture with Digital Village.com. The Company has since that announcement pursued the joint venture with Digital Village... The Company believes that it may be able to pursue this venture once the Company receives sufficient funds and Digital Village.com completes its business plans.

On October 12, 2000 the Company announced that it had entered into a memo of understanding with Wayia.com to establish a business relationship. The Company has since that announcement not pursued the business relationship with Wayia.com due to the lack of adequate funding by the Company for this venture. The Company believes that it may be able to pursue this venture once the Company receives sufficient funds.

On October 17, 2000 the Company announced that it had entered into a partnership with Magquest Partners to establish a working relationship. The Company has since that announcement finalized its working relationship agreement and is providing the services provided by Magquest Partners.

On October 27, 2000 the Company announced that it had entered into a memo of understanding with UNIDO Exchange to develop a business platform for its members. The Company has since that announcement pursued the business relationship with UNIDO but it believes that it is in its early stage with this business venture

On November 2, 2000 the Company announced that it had entered into an agreement to form a partnership with IISCA. The company is currently working to develop this relationship for marketing its business services in Japan. It is optimistic that this will be a very fruitful venture for the company.

                                     - 12 -
------------------------------------------------------------------------------

PART II.   OTHER INFORMATION


Item 1:    Legal Proceedings

           NONE


Item 2:    Changes in Securities

           Recent Sales of Unregistered Securities

During the nine months ended September 30, 2000 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

On January 18, 2000, the merger date between Interlock Services, Inc. and Internet International Communications, Ltd., pursuant to the merger agreement, 7,500,000 common shares were issued by the Company in exchange for 7,500,000 shares of common stock.

During the three months ended September 30, 2000, the Company issued 29,032 common shares for consulting services to Mr. Steve Dadsen, the Chief Executive Officer of Digital Village.com, Inc. a joint venture partner of the Company.

During the three months ended September 30, 2000, the Company issued 10,000 common shares for consulting services to Benjamin Fulford.

During the three months ended September 30, 2000, the Company issued 5,000 common shares for consulting services to Ho Sweet Ing.

During the three months ended September 30, 2000, the Company issued 1,000 common shares for consulting services to David Paul.

During the three months ended September 30, 2000, the Company issued 1,000 common shares for consulting services to Jerry Sam.

During the three months ended September 30, 2000, the Company issued 5,000 common shares for consulting services to James Scott.

During the three months ended September 30, 2000, the Company issued 5,000 common shares for consulting services to Hiong Liew Sze.

During the three months ended September 30, 2000, the Company issued 1,000 common shares for consulting services to Paul Warwick.

During the three months ended September 30, 2000, the Company issued 5,000 common shares for consulting services to Xiaopin Hsu.

During the three months ended September 30, 2000, the Company issued 5,000 common shares for consulting services to Victor Gauthin.

Each of the above persons is a sophisticated investor and each has a pre-existing business relationship with the Company. All of the Shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the Shares were issued without an underwriter.

All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of
Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale."


Item 3:    Defaults Upon Senior Securities

           NONE


Item 4:    Submission of Matters to a Vote of Security Holders

           NONE


Item 5:    Other Information

           Mr. Jay Joe has resigned as the Chief Operating Officer of 2dobiz.com, Inc. Mr. Joe no longer performs in the capacity of an officer of the Company effective November 3, 2000.


Item 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                NONE

           (b) The Company filed a change in Registrant's certifying accountant Dated April 3, 2000 on Form 8K

                The Company filed a Change in Control of Registrant Dated April 10, 2000 on Form 8-K/A

                The Company on April 24, 2000, filed a Form 8-K/A

                The Company on May 31, 2000, filed a Form 8-K/A

                The Company on November 14, 2000 filed a Form 8-K signifying the resignation of Mr. Kenneth Yonika, a former officer and director of the Company.

                                     - 13 -
------------------------------------------------------------------------------

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


                                             2DOBIZ.COM, INC.
                                             ----------------
                                             (Registrant)


Date:  November 30, 2000                 By:  /s/ David Roth, Ph.D.
                                              ---------------------
                                              David Roth, Ph.D.
                                              Chief Executive Officer
                                              (Duly Authorized Signatory)




                                     - 14 -
------------------------------------------------------------------------------