Form 10KSB
period 2000-12-31
2DOBIZ COM INCICES INC
filed 2001-05-14
CIK 1096297

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     ------------------------
                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                  COMMISSION FILE NUMBER 0-27983
                  ------------------------------


   2DOBIZ.COM, INC. (FORMERLY KNOWN AS INTERLOCK SERVICES, INC.)
   -------------------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     NEVADA                     77-0448262
        -------------------------------    -------------------
        (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)


       122-1020 MAINLAND STREET, VANCOUVER
             BRITISH COLUMBIA, CANADA            V6B 2T4
       ------------------------------------     ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  604-602-2378

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on

As of May 11, 2001, there were 14,443,032 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding. Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

/1/


                DOCUMENTS INCORPORATED BY REFERENCE

                   See the Exhibit Index hereto.

-------------------------------------------------------------------

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Interlock  Services, Inc. was incorporated under the  laws  of  the
State of Nevada on October 28, 1996. The Company ceased all operating activities during the period September 23, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, we obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999 through January 16, 2000, we were a development stage business, and had not commenced planned principal operations.

On January 15, 2000 we entered into an agreement and plan of Reorganization. The acquired company pursuant to the Agreement became a wholly owned subsidiary of us and changed its name to 2dobiz.com, Inc.

We then operated as a web-based company to provide services designed to empower small and medium sized businesses to reach their full business potential, offering a comprehensive collection of web and information technology tools.

On August 28, 2000 we entered into a joint venture agreement, which was subsequently amended and revised on December 1, 2000, with China National Machinery Import and Export Corporation ("CMC") to form CMC2dobiz, which is doing business as ChinEx International Ltd (ChinEx). ChinEx is a newly created joint venture that combines CMC's 50-year trading history with the e-business opportunities of 2dobiz.com, Inc. ChinEx will become a single source e-procurement gatekeeper for access to 25,000 small and medium businesses (SME's) within China, simplifying access to those markets and eliminating language, customs and trust barriers. ChinEx is a trading company licensed in China for import and export of goods and services. Its main purpose is to facilitate buyers in locating products manufactured in China, going through the negotiation processes and finalizing the deal, primarily using an Internet platform. ChinEx will take care of shipping, delivery, manufacturer's warranty, payment guarantee, etc. Suppliers' information will not be disclosed to buyers to prevent direct offline contact between buyers and sellers. Buyers will regard all products as coming from one source only, which is ChinEx International Ltd.

/2/

2dobiz.com, as a 49% owner of ChinEx, shares in the profitability and distributions of the commerce generated through the trading company.

As a result of this joint venture and others anticipated, we have refocused our efforts to use our technology and infrastructure to develop additional trading company joint ventures and to assist them in using the latest in B2B Internet, ERP and EDI technologies in the procurement process.

We continue to function as a point of contact between businesses but endeavor to differentiate ourselves from other business matchmakers by our use of trading company partners to manage a large groups of SME's. Previous barriers made it difficult for western SME's to purchase or sell goods and services in China. This market organization and simplification will increase the reach and use of foreign markets to improve pricing and supply.

We intend to receive certain fees from the joint venture for services we perform for the company, including providing senior management.

PLAN OF OPERATION - GENERAL

2dobiz.com will promote the free registration of manufacturing needs and capabilities of companies wishing to participate in the sales and purchases from its global trading company partners using e-procurement technologies and advantages. Each of the trading companies will be showcased on the 2dobiz.com website.

Additionally, 2dobiz.com will seek additional trading company relationships in other parts of the world, bringing the technology and expertise to enhance the procurement process utilizing the latest in data capture and transfer techniques.

 RECENT DEVELOPMENTS

On January 16, 2000 the Company entered into an AGREEMENT AND PLAN OF REORGANIZATION ("Agreement") between INTERLOCK SERVICES, INC.,
(ISI) a Nevada corporation, INTERNET INTERNATIONAL COMMUNICATIONS, LTD. (IIC), a Nevada corporation and the persons (the "Shareholders"), being the owners of record of all of the issued and outstanding common stock of IIC.

IIC exchanged 7,500,000 shares of common stock for 7,500,000 shares of ISI. IIC pursuant to the Agreement became a wholly owned subsidiary of the Company and changed its name to 2dobiz.com, INC.

On January 17, 2000, 2dobiz.com, Inc., dismissed Robison, Hill & Co. ("RHC") as its independent auditor. RHC's audit reports on the Company's financial statements for the eight months ended August 31, 1999 and for the two years ended December 31, 1998 were included in the Company's Form 10-SB, which was filed on November 8, 1999. The audit report did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principals.

The decision to dismiss RHC was approved by our Board of Directors. On February 8, 2000, we engaged as our new independent auditor Pellerin & Associates, LLP ("P&A") to audit the Company's financial statements for the years ended December 31, 1999 and 1998.

There were no disagreements between the Company and RHC on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure. Prior to the engagement of P&A, there were no consultations between the Company and P&A relating to disclosable disagreements with RHC, how accounting principles would be applied by P&A to a specific transaction, or the type of an opinion P&A might render.

On January 25, 2000 we received $300,000 in financing arranged by Rubicon Capital Corporation. The private placement was completed at a share price of $9.00 per share.

/3/

On April 14, 2000 the Company dismissed Pellerin &Associates, LLP ("P&A") as its independent auditor. P&A's audit report on the Company's financial statements for the period ended December 31, 1999, included in the Company's Form 10-KSB filed April 3, 2000. The audit report did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principals. The decision to dismiss the P&A was approved by the Company's Board of Directors.

On April 20, 2000, we announced the engagement of G. Brad Beckstead, CPA ("Beckstead") to audit the Company's financial statements for the year ended December 31, 2000. There were no disagreements between the Company and the P&A on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure. Prior to the engagement of Beckstead, there were no consultations between the Company and Beckstead relating to disclosable disagreements with P&A, how accounting principles would be applied by Beckstead to a specific transaction, or the type of an opinion the Beckstead might render. Beckstead did not perform the audit services.

The Company, as earlier envisioned, planned to offer a wide array of services to businesses seeking to buy or sell its products auction or reverse auction style, globally. Though that business model can work, it is difficult to organize one company at a time. The protracted process is not seen now as financially feasible. Offering accounting, website development, hosting and other services have not drawn levels of interest and challenge the viability of those business services.

With the joint venture with CMC signed on August 28, 2000, which was subsequently amended and revised December 1. 2000, and ChinEx's incorporation approved by the People's Republic of China on Aprill 11, 2001, management has refocused its energies. Management will seek strategic global relationships that simplify and bring value-added to its core concept of facilitating trade with SME's using the latest in e-procurement technologies. ChinEx will provide, U.S. and other western companies goods from China through a "one stop" trading company. In effect, ChinEx will function as a master distributor for the over 25,000 companies it represents in China.

Kenneth J. Yonika resigned as the Chief Financial Officer and as a Director of 2dobiz.com, Inc. effective October 24, 2000.

The Company entered into a consulting services agreement as of November 8, 2000 with Hugh Austin to provide advice and recommendations to the Company with respect to strategic planning, management, marketing and other advisory matters. The compensation for these services was 2,000,000 shares of the Company's common stock; one million free trading, one million restricted through November 16, 2001. In addition the Company will reimburse the Consultant for reasonable out-of-pocket pre-approved expenses.

Effective as of January 02, 2001, 2dobiz.com, Inc. and Thomas Sandelier executed a consulting agreement in which Sandelier will provide services to the Company through December 31, 2001. Those services will include identification, selection, and development of strategic business relations and opportunities for the Company and general business advisory services. 2dobiz.com, Inc. issued Sandelier 800,000 shares of its stock at execution. In addition
Sandalier shall be entitled to reimbursement from 2DoBiz for all "out-of-pocket" expenses.

Effective as of January 02, 2001, 2dobiz.com, Inc. and James Capwill executed a consulting agreement in which Capwill will
provide  services to the Company through December 31, 2001.   Those
services will include identification, selection, and development of strategic business relations and opportunities for the Company and
general  business  advisory  services.    2dobiz.com,  Inc.  issued
Capwill  200,000  shares  of its stock at execution.   In  addition
Capwill shall be entitled to reimbursement from 2DoBiz for all "out-of-pocket" expenses. Effective in January 2001 Capwill agreed to transfer these shares for the benefit of the Company and have certain duties and responsibilities handled by others while he operated as a consultant in the capacity of Interim Chief Financial Officer. To date, Capwill has not received any compensation in such capacity.

Effective April 23, 2001, our board of directors approved a change in the company's independent auditors.

/4/

Previously, the independent auditing firm of Pellerin & Company had issued reports covering the year ended 1999 on 2dobiz.com, Inc. None of the reports of Pellerin & Company, CPA on the financial statements of 2dobiz.com, Inc. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between 2dobiz.com, Inc. and Pellerin & Company, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Effective April 23, 2001, the Company retained the accounting firm of Meeks, Dorman & Company to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2000. Prior to its engagement as our independent auditors, Meeks, Dorman & Company had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company through November 16, 1999 occupied office space from Dr. David Roth, the sole officer and a director of the Company. All of our operations were conducted from this facility. Subsequent to November 16,2000 we occupied temporary facilities, for which we did not pay rent, from our interim officers and directors until January 17, 2000. On January 17, 2000, the date of the merger between the Company and Internet International Communication, Ltd. we began to occupy approximately 2,000 square feet of office under the terms of a three-year lease (the "Lease") with one three-year renewal option. Under the terms of the Lease the Company pays $2,100 in monthly rent and common area operating expenses. We believe that this facility is suitable for our current and anticipated needs. We believe that, if necessary, we can obtain additional leased space.

The Company's Web site is http://www.2dobiz.com.


ITEM 3.  LEGAL PROCEEDINGS.

The  Company is not subject to any material litigation nor, to  the
Company's   knowledge,   is  any  material   litigation   currently
threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 28, 1999 the Company's common stock began trading on the Over the Counter Bulletin Board (OTC-BB) Market under the symbol "ILKS." Prior to December 28, 1999, there was no public market for the Company's common stock. The Company currently trades under the symbol DOBZE.OB on the OTC-BB Market.

The following sets forth the quarterly high and low bid prices during 2000 as reported on OTC-BB. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

/5/

                                          HIGH       LOW
QUARTER ENDED

March 31, 2000                          $16.3750   $ 6.000
June 30, 2000                           $10.3750   $ 2.875
September 30,2000                       $ 6.4688   $ 1.250
December 31, 2000                       $ 2.5000   $ 0.125

On May 7, 2001, the closing price of our common stock was $ 0.87 per share. We have approximately 200 holders of record of our common stock and estimate that we have approximately 800 beneficial holders.

DIVIDEND POLICY

The Company has never paid a cash dividend on its common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2000 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

/6/

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

The Company did not issue any equity securities during the year ended December 31, 2000, which were not registered under the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2000 we were a development stage enterprise.

Interlock Services, Inc., a Nevada corporation (the "Company") was incorporated on October 28, 1996, and was formed specifically to be a "blank check company" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

We were incorporated under the laws of the State of Nevada on October 28, 1996. We ceased all operating activities during the period September 23, 1996 to July 9, 1999 and were considered dormant.

Effective January 15, 2000, we acquired the web development business from Internet International Communications, Ltd. (IIC) in an exchange of common stock of the Company for the assets and liabilities of IIC. The merger transaction was completed on January 18, 2000.

During 2000, we endeavored to develop a number of strategic relationships and joint ventures through which it could promote a variety of services including web design, hosting, accounting and other consulting services. In addition management announced numerous relationships, joint ventures and other agreements that did not come to fruition because of capital constraints.

One of the relationships led to the completion of a joint venture agreement on August 28, 2000, as further amended and revised on December 1, 2000 with China National Machinery Import and Export Corporation (CMC) located in Beijing, China. CMC is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products.

The joint venture, known as ChinEx International Ltd., will assist China to increase its exports -- now exceeding $400 billion a year. The venture will serve as an intermediary in the import and export of all goods and services between Chinese and Western enterprises by creating a proprietary Internet hub to create marketing opportunities for small and medium-sized companies ("SME's"). In addition, the new company will make it easier for Western buyers to locate products manufactured by small to mid-sized Chinese companies using e-procurement.

ChinEx represents a new way to do business with the SME's within China. Its single point of reference shifts the burden of sourcing. Regardless of whether buying or selling for the SME's within China, all transactions are managed by ChinEx, which can efficiently assist in the determination of which of its vendors best serves its customer's requirements. We will assist ChinEx in establishing the technological needs in coming to the forefront of global B2B service.

/7/

In turn, we will seek to use our successes with ChinEx to establish joint venture arrangements with other similarly situated trading companies servicing SME's in other countries. The additional trading companies offer further opportunities for the latest B2B procurement and supply chain management techniques used by a small number of gatekeepers allowing resources to flow to and from the most efficient markets.

In changing our focus toward the establishment of global trading company partnerships, management recognizes the need to differentiate the value-added services it brings in simplifying the procurement process. In the judgement of management, only the largest western companies have the resources to shop and use world markets effectively. Language barriers, trade restrictions, laws, customs, distrust and distance all are impediments for small and medium sized companies seeking to procure goods internationally.

Using Internet e-procurement technologies, ChinEx and other such companies that are willing to assume all of the responsibilities of a mature and responsible broadly-capable supplier can eliminate most of the risk and much of the time and cost associated with establishing highly cost-effective foreign sources for small to medium sized companies.

By strategically aligning ourselves with trading companies like ChinEx throughout the world, 2dobiz.com can assist its partners in creating efficient markets and huge trading volumes. The strength of management is in identifying and nurturing relationships with strategic partners and assisting in the implementation of technologies that will make the procurement process most effective. Those technologies include Internet B2B, Intranet, ERP, EDI, and VoIP, to name a few.

Management plans to focus on marketing and relationship management.

It is anticipated that the Company will begin operations of ChinEx in the fourth quarter. Revenues will be generated from fees for services provided to the joint venture as well as from profit sharing. As no revenues are earned by the joint venture until such time as goods or services ship, significant revenues and earnings are not anticipated until late in the fourth quarter.


RESULTS OF OPERATIONS


FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

We are a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The refocus on developing and promoting joint venture relationships that can be promoted by the Company will conserve capital and shift much of the infrastructure costs to the joint venture. We will endeavor to charge our joint venture partners certain fees to offset the costs of marketing, promoting and managing the Company.


REVENUES   AND  EXPENSES.   During  1999,  we  incurred   $185   in
professional  fees associated with its business operations.   There
was no other activity.

In 2000, the Company incurred losses of $685,473 primarily related to Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

/8/


LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been nominal, and, to date, our cash requirements have exceeded our cash flow from operations. We historically have satisfied cash requirements through borrowings and the private sale of equity. As of December 31, 2000, we had $87,316 in cash and cash equivalents.

Our success will be dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. We may have insufficient cash resources to fund our operations through fiscal 2001. As of December 31, 2000, we did not have any current arrangements or commitments for any future financing. We may not be able to obtain sufficient financing to satisfy our cash requirements. We may be required to obtain financing on terms that are not favorable to our shareholders and us. If we are unable to obtain additional financing when needed, we may be required to delay or scale back, which could have a material adverse effect on our business, financial condition and results of operations.


SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on our common stock.

                             DECEMBER 31,

                           2000         1999

Revenues                $     130     $      0
Net loss                $ (685,473)   $   (185)
Earnings per common
share:
Basic                   $    (0.06)   $   0.01
Diluted                 $    (0.06)   $   0.01

Cash and equivalents    $   87,316    $
Total assets            $  148,798    $      0
Current liabilities     $   92,211
Long-term debt          $  223,918
Accumulated deficit     $ (927,944)
Shareholders' deficit   $ (167,331)   $      0


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

/9/

ITEM 7.  FINANCIAL STATEMENTS





                            2DOBIZ.COM
                   (A DEVELOPMENT STAGE ENTITY)

                       FINANCIAL STATEMENTS

                 FOR THE PERIOD FROM JUNE 30, 1997
                 (INCEPTION) TO DECEMBER 31, 2000





                         TABLE OF CONTENTS


                                                      PAGE

Report of Independent Certified Public Accountants   F - 1
- Meeks, Dorman & Company, P.A.

Balance Sheet                                        F - 2

Statements of Operations                             F - 3

Statements of Stockholders' Equity                   F - 4

Statements of Cash Flows                             F - 5

Notes to Financial Statements                        F - 6 to F - 11


/10/




        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of 2dobiz.com

We have audited the accompanying balance sheet of 2dobiz.com, a development stage entity, as of December 31, 2000 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2dobiz.com as of December 31, 2000 and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Meeks, Dorman & Company, P.A.
----------------------------------
Meeks, Dorman & Company, P.A.
Longwood, Florida
May 10, 2001



                               F - 1

                            2DOBIZ.COM
                   (A Development Stage Entity)
                           Balance Sheet


December 31,                                      2000
                        ASSETS
Current assets:
Cash                                        $       87,316
Note receivable                                     22,073
Prepaid expenses                                     7,988
                                            --------------
Total current assets                               117,377
                                            --------------
Fixed assets, net                                   13,892
                                            --------------
Intangible assets, net                              17,529
                                            --------------
Total Assets                                $      148,798
                                            ==============
   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                            $        1,778
Accrued expenses                                    90,433
Convertible debt                                   223,918
                                            --------------
Total liabilities                                  316,126
                                            --------------
Stockholders' deficit:
Common stock, par value $.001, 100,000,000
shares authorized,
14,443,032 shares issued and outstanding            14,443
Additional paid-in capital                         836,242
Accumulated deficit                              (927,944)
Accumulated other comprehensive income:
Foreign currency translation adjustments          (90,072)
                                            -------------
Total stockholders' deficit                      (167,331)
                                            -------------
Total Liabilities and Stockholders' Deficit $      148,498
                                            ==============

The accompanying notes are an integral part of these financial statements.


                               F - 2


                            2DOBIZ.COM
                   (A Development Stage Entity)
                     Statements of Operations


                                                      For the
                                                      Period
                                        For the      From June
                           For the        Nine       30, 1997
                             Year        Months     (Inception)
                            Ended        Ended           to
                           December     December      December
                           31, 2000     31, 1999      31, 2000
                           ---------  ------------  ------------
                                      (Unaudited)    (Unaudited)

Revenue                    $     130  $          -  $        130

General and administrative   685,603       186,873       928,074
expenses                   ---------   -----------  ------------

Net operating loss          (685,473)     (186,873)     (927,944)
                           ---------   -----------  ------------
Other income:
    Interest                        -            -             -
                           ----------   ----------  ------------
Net loss                   $ (685,473)  $ (186,873) $   (927,944)

Net loss per share         $    (0.06)  $    (0.01) $
                           ----------   ----------  ------------
Weighted average common    11,511,787   16,671,000
shares outstanding         ==========   ==========


  The accompanying notes are an integral part of these financial statements.




                               F - 3


                            2DOBIZ.COM
                   (A Development Stage Entity)
                Statements of Stockholders' Equity


                                                              Deficit
                                                Additional  Accumulated
                             Common Stock          Paid-    During the
                         ----------------------     in      Development
                           Shares     Amount      Capital      Stage
                         ----------  ----------  ----------  ----------

Balance, June 30, 1997    3,500,000       3,500      (3,500)          -
                         ----------  ----------  ----------  ----------
Shares  issued to  IICL
shareholders
in reverse acquisition    7,500,000       7,500      (7,500)         -

Loss                              -           -           -     (2,766)
                         ----------  ----------  ----------  ---------
Balance, April 30, 1998  11,000,000      11,000     (11,000)    (2,766)

June 17, 1998 -
Issuance of common
stock for cash            5,372,153       5,372      69,628          -

April 30, 1999  -
Issuance of common
stock for cash              962,097         962           -          -

Net loss                          -           -           -    (52,832)
                         ----------  ----------  ----------  ---------
Balance, April 30, 1999  17,334,250      17,334      58,628    (55,598)

Issuance of common
stock for cash              752,653         753     148,677          -

Conversion of IICL
shares to
ISI shares               (7,086,903)     (7,087)      7,087          -

Net loss                          -           -           -   (186,873)
                         ----------  ----------  ----------  ---------
Balance, December 31,
1999 (Unaudited)         11,000,000      11,000     214,392   (242,471)

Issuance of common
stock for cash            2,272,401  $    1,276  $  411,967          -

Issuance of common
stock for services
rendered                  1,170,631       2,167     209,883          -

Net loss                          -           -           -   (685,473)

Foreign currency
translation adjustment            -           -           -    (90,072)
                         ----------  ----------  ----------  ---------
Balance, December 31,
2000                     14,443,032 $  14,443  $  836,242 $  (1,018,016)

  The accompanying notes are an integral part of these financial statements.

                               F - 4


                            2DOBIZ.COM
                   (A Development Stage Entity)
                     Statements of Cash Flows

                                                      For the
                                                      Period
                                        For the      From June
                           For the        Nine       30, 1997
                             Year        Months     (Inception)
Year Ended December 31,     Ended        Ended           to
                           December     December      December
                           31, 2000     31, 1999      31, 2000
                           ----------   ----------  -----------
                                        (Unaudited) (Unaudited)

Cash flows from operating
activities:
Net loss                   $ (685,473)  $ (186,873) $  (927,944)
Adjustments to reconcile
net loss to net cash
provided by operating
activities:
Depreciation and               11,743       12,090       35,923
amortization expense
Change in current assets
and liabilities:
 Prepaid expenses              (6,110)      (1,878)      (7,988)
 Write-off of intangible
  and other assets            160,499                   160,499
 Accounts payable               1,778                     1,778
 Accrued expenses              90,433                    90,433
                           ----------   ----------  -----------
Net cash provided by
operating activities         (427,130)    (176,661)    (647,299)

Cash flows from investing
activities:
Purchase of equipment         (14,645)     (11,022)     (36,583)
Purchase of intangible
asset                         (17,405)    (139,228)    (222,126)
Other                               -      (21,271)     (12,335)
                           ----------  -----------  -----------
Net cash used for
investing activities          (32,050)    (171,521)    (271,044)
                           ----------  -----------  -----------
Cash flows from financing
activities:
Change in amounts due to
affiliates                   (103,448)     103,448        8,018
Increase in convertible
debt                          222,699        1,219      359,006
Proceeds from issuance of
common stock                  413,243      149,430      638,635
                           ----------  -----------  -----------
Net cash provided by
financing activities          532,494      254,097    1,005,659
                           ----------  -----------  -----------
Net change in cash             73,314      (94,085)      87,316

Cash, beginning of period      14,002      108,087          -0-
                           ----------  -----------  -----------
Cash, end of period        $   87,316  $    14,002  $    87,316
                           ==========  ===========  ===========

Supplemental disclosures
of cash flow information:
 Cash paid for interest    $        -  $         -  $         -
 Cash paid for income
  taxes                    $        -  $         -  $         -
 Common stock issued for
  services                 $  213,221  $         -  $         -
                           ==========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.



                               F - 5


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - 2dobiz.com, Inc., a development state entity (the "Company" or "2dobiz.com"), was incorporated on June 30, 1997 in the state of Nevada as Internet International Communications, Ltd. for the purpose of utilizing the Internet as a tool to empower small and medium sized businesses to reach their full business potential.

The Company is a business hub with a strong focus and concentration on the Asian market. It has created a single point of contact between the business and a comprehensive collection of web and information technology tools. Its target users are the international community of owners, managers, and staff of small and medium enterprises ("SMEs"). Successful aggregation of these target users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable.

Liquidity - The Company has no revenues from operations and is subject to the risks, expenses, and uncertainties frequently encountered by companies in the development stage. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Development Stage Company - The Company has not commenced its planned principal operations and as common with development stage companies, the Company has had recurring losses.

Fixed Assets - Fixed assets are stated at cost. Depreciation will be provided for fixed assets over the estimated useful lives of the assets using a straight-line method.

Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.



                               F - 6


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computation as of December 31, 2000 were as follows:

                    Basic EPS               11,511,787
                                            ==========
                    Diluted EPS             11,511,787
                                            ==========

Fair Value Of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, and product rights payable, approximates fair value due to the relatively short maturity of these instruments.

Disclosures About Segments of An Enterprise and Related Information
- The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" which changes the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. The Company does not have any disclosure requirements under this standard.



                               F - 7


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

NOTE 2 - MERGER TRANSACTION

Pursuant to an Agreement And Plan Of Reorganization ("Agreement") Interlock Services, Inc, a Nevada corporation (the "Company"), Internet International Communications, Ltd., a Nevada corporation ("IICL") and the persons listed (collectively the "Shareholders"), being the owners of record of all of the issued and outstanding common stock of Company.

The Agreement was adopted by the unanimous consent of the Board of Directors of the Company and approved by the unanimous consent of the shareholders of the Company on January 15, 2000.

Prior to the Agreement, the Company had 11,000,000 shares of common stock outstanding. Pursuant to the Agreement, the Company exchanged 7,500,000 shares of its common stock for 7,086,903 shares of common stock of IICL at an exchange ratio of 1.058 to 1.0. The Company pursuant to the Agreement cancelled 7,500,000 shares of common stock of the Company. After the effect of the cancellation and issuance of new shares pursuant to the Agreement, the Company had a total of 11,000,000 shares of its common stock outstanding.

The sole source of consideration used by the Shareholders to acquire their respective interest in the Company was the exchange of their common stock for the common stock of IICL.



                               F - 8


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements



NOTE 3 - GOING CONCERN

The Company's financial statements were prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not commenced its planned principal operations. The Company has sustained significant losses and has negative working capital. Without the realization of additional capital, it may be unlikely for the Company to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets consisted of the following:

                                             December 31,
                                                 2000
                                              ---------
              Computer equipment                 28,495

              Less - Accumulated depreciation    14,603
                                              ---------
              Net fixed assets                $  13,892
                                              =========


Depreciation expense for fixed assets was $8,957 for the period ended December 31, 2000.


NOTE 5 - INTANGIBLE ASSETS

Intangible assets consists financing cost of $17,405 which is net of accumulated amortization of $1,160. The website is being amortized on a straight-line basis over a five year life. Amortization expense for the period ended December 31, 2000 was $1,160.



                               F - 9


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements



NOTE 6 - INCOME TAXES

At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $1,018,016 available as offsets against future taxable income. The net operating loss carryforwards expire during the year 2015.

The  tax  effect  of  temporary  differences  that  give  rise   to
significant portions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

                                              2000
                                         -----------
  Deferred tax assets
    Net operating loss                       397,000

    Less: Valuation allowance               (397,000)
                                         -----------
    Total deferred tax assets                      -

    Deferred tax liabilities                       -
                                         -----------
    Net deferred tax asset                         -
                                         ===========

The net change in the valuation allowance was approximately
$302,463 relating to net operating losses from 2000.




                              F - 10


                            2DOBIZ.COM
                   (A Development Stage Entity)
                   Notes to Financial Statements


NOTE 7 - COMMITMENTS

Leases - The following is a schedule by years of future minimum rental payments required under operating leases for property on which the offices are located:

                                          Minimum
            Year ending December 31,     Commitments
            ------------------------     -----------
            2001                         $  36,493
            2002                            18,247
                                         ---------
            Total minimum payments
            required                     $  54,740
                                         =========
Lease expense amounted to $27,355 for the year ended December 31, 2000.




                              F - 11


ITEM   8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2000, 2dobiz.com, Inc., dismissed Robison, Hill & Co. ("RHC") as its independent auditor.

On February 8, 2000, the Company engaged as its new independent auditor Pellerin & Associates, LLP. Pellerin & Associates, LLP was dismissed on April 14, 2000.

On April 20, 2000, the Company announced the engagement of G. Brad Beckstead, CPA ("Beckstead") to audit the Company's financial statements for the year ended December 31, 2000. Beckstead did not performed the audit services.

There were no disagreements between the Company and any of its prior auditors on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure.

Effective April 23, 2001, the Company retained the accounting firm of Meeks, Dorman & Company to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2000.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors (as of May 8,2001) of the Company are as follows:

                     YEAR FIRST
   NAME OF           ELECTED AS             AGE
   DIRECTOR           DIRECTOR
 -----------        ------------         --------
 David Roth,            2000                 61
    Ph.D.


     The current executive officers (as of May 8, 2001) of the Company are as follows:

     NAME           AGE                  POSITION
  -----------      -----       ----------------------------
  David Roth         61        Chief Executive Officer and
                                 Chief Financial Officer


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2000 and who are no longer serving in such capacity at December 31, 2000, for services rendered during the fiscal years ended December 31, 2000 and 1999.

SUMMARY COMPENSATION TABLE

                  Annual Compensation  Long-Term Compensation

                                                    Securi-
Name and                         Other  Restricted   ties       All
                          Bonus  Annual    Stock  Underlying   other
Principal          Salary  ($)  Compensa-  Awards  Options     Comp
Position    Year     ($)   (1)    tion      ($)       (#)       ($)
----------  -----  ------- ---  ---------  ------  ---------  -------
David Roth  2000   48,000

Chief
Executive
Officer (appointed
01/15/00)


OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted to these individuals during such year.

                   Individual Grants

                         Percent of
             Number of     Total
             Securities   Options
             Underlying  Granted to   Exercise
              Options    Employees      or
              Granted    in Fiscal  Base Price   Expiration
   Name         (#)      Year (1)     ($/Sh)        Date
   ----      --------   ---------   ----------   ----------

None


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 2000 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 2000:


      Shares               Number of             Value of
                       Securities Under-       Unexercised
     Acquired           lying Unexercised     In-the-Money
        on      Value       Options             Options at
Name Exercise  Realized  at Fiscal Year-End   Fiscal Year-End
       (#)       ($)          (#)                    ($)
----  -------  --------  ------------------  ----------------
None

DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. No compensation was paid to either director during the year ended December 31, 2000.

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

         Name and Address          Shares Beneficially   Percentage of
                                          Owned              Shares
                                                           Outstanding

        David Roth, Ph.D.              4,529,722 (1)          31.36%
        122-1020 Mainland Street
        Vancouver, BC V6B 2T4

        Aurora-1, Ltd. LLC             4,529,722 (1)          31.36%
        122-1020 Mainland Street
        Vancouver, BC V6B 2T4

        Hugh Austin                    2,000,000              13.85%
        122-1020 Mainland Street
        Vancouver, BC V6B 2T4
       --------------------------------------------------------------
       Total ownership by              9,059,444              62.72%
       our officers and
       directors (1
       individual)

(1) David Roth is the beneficial owner of Aurora-1, Ltd., LLC.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no material relationships or related transactions between the Company and its officers or directors.

As of December 31, 2000, there was only one officer and director, David Roth, who functioned as both CEO and CFO. The board, except for the actions related to change of accountants, was inactive.

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

CONTROL   BY  SHAREHOLDERS,  OUR  OFFICERS,  DIRECTORS  AND   THEIR
AFFILIATED ENTITIES.

As of December 31, 2000, there was only one officer and director, David Roth, who functioned as both CEO and CFO. The board, except for the actions related to change of accountants, was inactive.

As of May 6, 2001, our executive officers, directors and their affiliated entities owned approximately 62.72% of our outstanding shares of common stock. As a result, such persons are in the position to influence:

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



FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE.

Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price. As of May 11, 2001, we had 14,443,032 shares of common stock outstanding. 8,600,000 of these shares are eligible for sale, subject to Rule 144.

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


                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   2dobiz.com, Inc.


Date:  May 14, 2001



                                   By:  /s/ David Roth
                                      ---------------------------
                                      David Roth,
                                      President, CEO and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date:  May 14, 2001



By:  /s/ David Roth
   -----------------
   David Roth,
   President, CEO and Director (Principal Executive Officer)


PART IV

ITEM 14. EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Listed below are the documents filed as a part of this report:

                1. * Articles of Incorporation. As previously filed with the Securities and Exchange Commission.

                2.  *  Amendment to Articles of Incorporation.   As
        previously   filed   with  the  Securities   and   Exchange
        Commission.

                2.1** Agreement and Plan of Reorganization among INTERLOCK SERVICES INC., INTERNET INTERNATIONAL COMMUNICATIONS, LTD, and all of the shareholders as previously filed with the Securities and Exchange Commission.

                 3.   *  Bylaws.   As  previously  filed  with  the
        Securities and Exchange Commission.

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

         (b)
Record all 8k information, incorporate press releases as (b)



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

On July 26, 2000 the Company announced that it had entered into an agreement to establish a joint venture with Digital Village.com. The Company has since that announcement pursued the joint venture with Digital Village. The Company believes that it may be able to pursue this venture once the Company receives sufficient funds and Digital Village.com completes its business plans.

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

On October 27, 2000 the Company announced that it had entered into a memo of understanding with UNIDO Exchange to develop a business platform for its members. The Company has since that announcement pursued the business relationship with UNIDO but it believes that it is in its early stage with this business venture.

On November 2, 2000 the Company announced that it had entered into an agreement to form a partnership with IISCA. The company is currently working to develop this relationship for marketing its business services in Japan. It is optimistic that this will be a very fruitful venture for the company.

On December 14, 2000 the Company announced that it has retained Broadgate Consultants, Inc. to provide the Company with investor relations counsel. Broadgate replaces Rubicon Capital Corporation, which is no longer associated with 2dobiz.com.
On January 2, 2001 the Company announced that it has signed a joint venture with China National Machinery Import and Export Corporation
(CMC) located in Beijing, China. CMC is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products.