Form 10QSB
period 2001-03-31
2DOBIZ COM INCICES INC
filed 2001-05-29
CIK 1096297

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 2001

                               or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ---------------- to -----------------

                     Commission file number
                             0-27983
                          -------------

                        2DOBIZ.COM, INC.
 ---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            NEVADA                          77-0448262
       -----------------               -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

122-1020 Mainland Street Vancouver, British Columbia, Canada V6B 2T4
---------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code:  (604) 602-2378
                         --------------

 Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      As of May 8, 2001 there were 18,478,032 shares of the Registrant's common stock, of par value $0.001 issued and outstanding.


                               2DOBIZ.COM, INC.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS


                                                                   Page Number

         Special Note Regarding Forward Looking Information............. 3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements........................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................... 6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 7

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 7
Item 2.  Changes in Securities and Use of Proceeds...................... 7
Item 3.  Defaults Upon Senior Securities................................ 7
Item 4.  Submission of Matters to a Vote of Security Holders............ 7
Item 5.  Other Information.............................................. 7
Item 6.  Exhibits and Reports on Form 8-K............................... 8


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Report of Reviewing Independent Accountant.....................F-1
        Consolidated Balance Sheet as of March 31, 2001................F-2
        Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2000...........F-3
        Consolidated Statements of stockholders' equity (deficit)......F-4
        Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2000...........F-5
        Notes to Consolidated Financial Statements.....................F-6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes appearing subsequently under the caption "Financial Statements".

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

The Company as of March 31, 2001 is a development stage enterprise.

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

Effective January 16, 2000, the Company acquired the web development business from Internet International Communications, Ltd. (IIC) in an exchange of common stock of the Company for the assets and liabilities of IIC. The merger transaction was completed on January 18, 2000.

During 2000, the Company endeavored to develop a number of strategic relationships and joint ventures through which it could promote a variety of services including web design, hosting, accounting and other consulting services. In addition management announced numerous relationships, joint ventures and other agreements that did not come to fruition because of capital constraints.

One of the relationships led to the completion of a joint venture agreement on August 28, 2000, as further amended and revised on December 1, 2000 with China National Machinery Import and Export Corporation (CMC) located in Beijing, China. CMC is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products.

The joint venture, known as ChinEx International Ltd., will assist China to increase its exports -- now exceeding $400 billion a year. The venture will serve as an intermediary in the import and export of all goods and services between Chinese and Western enterprises by creating a proprietary Internet hub to create marketing opportunities for small and medium-sized enterprises ("SME's"). In addition, the new company will make it easier for Western buyers to locate products manufactured by small to mid-sized Chinese companies using e-procurement.

ChinEx represents a new way to do business with the SME's within China. Its single point of reference shifts the burden of sourcing. Regardless of whether buying or selling for the SME's within China, all transactions are managed by ChinEx that can efficiently assist in the determination of which of its vendors best serves its customer's requirements. The Company will assist ChinEx in establishing the technological needs in coming to the forefront of global B2B service.

In turn, the Company will seek to use its successes with ChinEx to establish joint venture arrangements with other similarly situated trading companies servicing SME's in other countries. The additional trading companies offer further opportunities for the latest B2B procurement and supply chain management techniques used by a small number of gatekeepers allowing resources to flow to and from the most efficient markets.

In changing its focus toward the establishment of global trading company partnerships, management recognizes the need to differentiate the value-added services it brings in simplifying the procurement process. In the judgment of management, only the largest western companies have the resources to shop and use world markets effectively. Language barriers, trade restrictions, laws, customs, distrust and distance all are impediments for small and medium sized companies seeking to procure goods internationally.


Using Internet e-procurement technologies, ChinEx and other such companies that are willing to assume all of the responsibilities of a mature and responsible broadly-capable supplier can eliminate most of the risk and much of the time and cost associated with establishing highly cost-effective foreign sources for small to medium sized companies.

By strategically aligning itself with trading companies like ChinEx throughout the world, 2dobiz.com can assist its partners in creating efficient markets and huge trading volumes. The strength of management is in identifying and nurturing relationships with strategic partners and assisting in the implementation of technologies that will make the procurement process most effective. Those technologies include Internet B2B, Intranet, ERP, EDI, and VoIP, to name a few.

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

RESULTS OF OPERATIONS. The Company is a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The refocus on developing and promoting joint venture relationships that can be promoted by the Company will conserve capital and shift much of the infrastructure costs to the joint venture. The Company will endeavor to charge its joint venture partners certain fees to offset the costs of marketing, promoting and managing the Company.

In 2000, the Company incurred losses of $1,022,180 primarily related to stock issued to consultants for services rendered, Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

The Company's total losses for three months ended March 31, 2001 were $1,647,888 primarily related to stock issued to consultants for services rendered, Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

The Company has issued shares of common stock to satisfy certain obligations for professional services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations. These issuances of common stock are explained in Item 2 - Recent Sale of Unregistered Securities.





THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of March 31, 2001, the Company had $37,582 in cash and cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company may have insufficient cash resources to fund the Company's operations through fiscal 2001.

The Company as of March 31,2001 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.



STATUS OF PUBLICLY ANNOUNCED PRODUCTS AND SERVICES

On January 2, 2001 the Company announced that it has signed a joint venture with China National Machinery Import and Export Corporation (CMC) located in Beijing, China. CMC is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products. The Company believes that it may be able to pursue this venture and intends to receive certain fees from the joint venture for services it performs for the company, including providing senior management.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Recent Sales of Unregistered Securities

During the three months ended March 31, 2001, the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

The Company issued Joseph Chan 25,000 common shares on January 18, 2001.

The Company issued James Yang 25,000 common shares on January 18, 2001.

The Company issued Kevin Au 25,000 common shares on January 18, 2001.

The Company issued Jason Brown 15,000 common shares on January 18, 2001.

The Company issued Richard Zhang 20,000 common shares on January 18, 2001.

The Company issued Thomas Sandelier 800,000 common shares on February 1, 2001.

The Company issued James Capwill 200,000 common shares on February 1, 2001. Mr. Capwill subsequently agreed to transfer these shares for the benefit of the Company.

The Company issued Hugh Austin 2,025,000 common shares on March 19, 2001.

The Company issued Howard Farkar 200,000 common shares on March 19, 2001.

The Company issued Gary Kovacs 200,000 common shares on March 19, 2001.

The Company issued Vincent Molinari 200,000 common shares on March 19, 2001.

The Company issued Michael Starkman 200,000 common shares on March 19, 2001.

The Company issued Tammy Weisverg 100,000 common shares on March 29, 2001.


Each of the above persons is a sophisticated investor and each has a business relationship with the Company. All of the Shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the Shares were issued without an underwriter.

All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION.

Effective as of January 2, 2001, 2dobiz.com, Inc. and Thomas Sandelier executed a consulting agreement in which Sandelier will provide services to the Company through December 31, 2001. Those services will include identification, selection, and development of strategic business relations and opportunities for the Company and general business advisory services. 2dobiz.com, Inc. issued Sandelier 800,000 shares of its common stock as compensation at execution of this agreement. In addition, Sandelier shall be entitled to reimbursement from 2dobiz.com, Inc. for all "out-of-pocket" expenses incurred on behalf of the Company.

Effective as of January 2, 2001, 2dobiz.com, Inc. and James Capwill executed a consulting agreement in which Capwill will include identification, selection, and development of strategic business relations and opportunities for the Company and general business advisory services. 2dobiz.com, Inc. issued Capwill 200,000 shares of its stock at execution. In addition, Capwill shall be entitled to reimbursement from 2dobiz.com, Inc. for all "out-of-pocket" expenses incurred on behalf of the Company.


Effective April 23, 2001, our board of directors approved a change in the Company's independent auditors. Previously, the independent auditing firm of Pellerin & Company had issued reports covering the year ended 1999 on 2dobiz.com, Inc. None of the reports of Pellerin & Company on the financial statements of 2dobiz.com, Inc. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as a uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between 2dobiz.com, Inc. and Pellerin & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Effective April 23, 2001, the Company retained the accounting firm of Meeks, Dorman & Company, P.A. to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2000. Prior to its engagement as our independent auditors, Meeks, Dorman & Company, P.A. had not been consulted by us either with respect to the application of accounting principles to specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a)   Exhibits.

       NONE

  b) The Company filed an 8-K dated January 31, 2001 regarding its consulting contract with Hugh Austin dated November 8, 2000.

     The Company filed an S-8 dated February 1, 2001 regarding its payments in common stock for consulting contracts with Thomas Sandelier and James Capwill, both dated January 2,
     2001.

The Company filed a change in Registrant's certifying accountant dated April 23, 2001 on Form 8-K.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            2DOBIZ.COM, INC.


Dated: May 22, 2001                         By: /s/ David Roth,
                                                    CEO




           REPORT OF REVIEWING INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  2DoBiz.Com, Inc. (a development stage company)

We have reviewed the accompanying condensed balance sheet of 2DoBiz.Com, Inc., (a development stage company) as of March 31, 2001, and the related statements of operations and of cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated May 10, 2001, that was prepared assuming that 2DoBiz.Com,Inc. (a development stage company) will continue as a going concern. The Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of 2DoBiz.Com, Inc. (a development stage company) to continue as a going concern. In our opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects with relation to the balance sheet from which it has been derived.



Longwood, Florida
May 25, 2001



                                2DOBIZ.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                   March 31,   December 31,
                                                     2001           2001
                                                   -----------  -----------
(Unaudited)
                                     ASSETS

Current assets
  Cash                                             $    37,582  $    87,316
  Note receivable                                       66,895       22,073
  Prepaid expenses                                      15,204        7,988
                                                   -----------  -----------
  Total current assets                                 119,681      117,377

Furniture and equipment, net                             9,113       10,256

Other assets:
  Intangible assets, net                                15,375       16,245
  Deposits                                               1,284        1,284
                                                   -----------  -----------
Total other assets                                      16,659       17,529
                                                   -----------  -----------
    TOTAL ASSETS                                   $   145,453  $   145,162
                                                   ===========  ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                   $     6,159  $     1,778
Accrued expenses                                        90,433      333,433
Convertible debt                                       223,918      223,918
                                                   -----------  -----------
    Total Current Liabilities                          320,510      559,129

STOCKHOLDERS' DEFICIT:
Common stock                                            18,478       14,443
Paid-in capital in excess of par                     2,719,004      836,242
Deficit accumulated during the
  development stage                                 (2,821,600)  (1,174,580)
Accumulated other comprehensive income:
  Foreign currency translation adjustments             (90,939)     (90,072)
                                                   -----------  -----------
  Total Stockholders' Deficit                         (175,057)    (413,967)
                                                   -----------  -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   145,453  $   145,162
                                                   ===========  ===========

                 See accompanying notes and accountants report.


                                 2DOBIZ.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                     For the      For the   For the Period
                                      three        three    From Inception
                                      Months       Months    on June 30,
                                      Ended        Ended    1997, Through
                                     March 31,    March 31,   March 31,
                                       2001         2000         2001
                                    -----------  -----------  ----------

Revenue                             $        43  $        --  $      173
                                    -----------  -----------  ----------

Operating Expenses:
  General and administrative            204,052      98,054    1,135,774
  Stock issued for services           1,443,797          --    1,686,797
                                    -----------  ----------  -----------
Total Operating Expenses              1,647,849     108,554    2,822,571

Loss from operations                 (1,647,806)   (108,544)  (2,822,398)

Other income (expense), net                 785          --          798
                                    -----------  ----------  -----------
Net (Loss)                          $(1,647,021) $ (108,544) $(2,821,600)
                                    -----------  ----------  -----------

Other comprehensive loss:
  Foreign currency translation
    adjustment                             (867)         --      (90,939)
                                    -----------  ----------  -----------
Net comprehensive loss              $(1,647,888) $ (108,544) $(2,912,539)
                                    ===========  ==========  ===========
Basic and diluted net loss
  per share                         $     (0.11) $    (0.01)
                                    ===========  ==========

Basic and diluted weighted
  average number of shares
  outstanding                        15,622,533  11,000,000
                                    ===========  ==========

                See accompanying notes and accountants report.


                            2DOBIZ.COM
                   (A Development Stage Entity)
                Statements of Stockholders' Equity


                                                              Deficit
                                                Additional   Accumulated
                             Common Stock          Paid-     During the
                         ----------------------     in       Development
                           Shares     Amount      Capital       Stage
                         ----------  ----------  ----------  -----------

Balance, June 30, 1997    3,500,000  $    3,500 $    (3,500) $         -
                         ----------  ----------  ----------  -----------
Shares  issued to  IICL
 shareholders in reverse
 acquisition              7,500,000       7,500      (7,500)           -

Loss                              -           -           -       (2,766)
                         ----------  ----------  ----------  -----------
Balance, April 30, 1998  11,000,000      11,000     (11,000)      (2,766)

Issuance of common
 stock for cash           6,334,250       6,334      69,628            -

Net loss                          -           -           -      (52,832)
                         ----------  ----------  ----------  -----------
Balance, April 30, 1999  17,334,250      17,334      58,628      (55,598)

Issuance of common
 stock for cash             752,653         753     148,677            -

Conversion of IICL
shares to ISI shares     (7,086,903)     (7,087)      7,087            -

Net loss                          -           -           -     (186,873)
                         ----------  ----------  ----------  -----------
Balance, December 31,
 1999 (Unaudited)        11,000,000      11,000     214,392     (242,471)

Issuance of common
 stock for cash           1,276,000       1,276     411,967            -

Issuance of common
 stock for services
 rendered                 2,167,032       2,167     209,883            -

Net loss                          -           -           -     (932,108)

Foreign currency
 translation adjustment           -           -           -      (90,072)
                         ----------  ----------  ----------  -----------
Balance, December 31,
 2000                    14,443,032  $   14,443  $  836,242  $(1,264,651)

Issuance of common
 stock for cash             800,000         800     199,200            -

Issuance of common
 stock for services       3,235,000       3,235   1,683,562            -

Net loss                          -           -           -   (1,647,621)

Foreign currency
 translation adjustment           -           -           -         (867)
                         ----------  ----------  ----------  -----------
Balance, March 31, 2001  18,478,032  $   18,478  $2,719,004  $(2,912,539
                         ==========  ==========  ==========  ===========

        See accompanying notes and accountants report.


                                 2DOBIZ.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                          For the       For the   For the period
                                           three         three    from inception
                                           months        months     on June 30,
                                            ended        ended    1997, through
                                           March 31,    March 31,   March 31,
                                             2001         2000        2001
                                          -----------  ----------  -----------


Cash flows used in operating activities:
Net loss                                  $(1,647,888) $       --  $(2,822,467)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Stock Issued for Services                1 ,686,798          --    1,686,798
  Depreciation and amortization                 3,062          --       42,620
  Increase (decrease) in operating assets
   and liabilities, net                       245,835          --      241,887
                                          -----------  ----------  -----------
     Net cash used in operating
      activities                             (203,863)         --     (851,162)
                                          -----------  ----------  -----------

Cash flows from investing activity:
  Purchase of furniture and equipment          (1,049)         --      (37,632)
  Increase in notes receivable                (44,822)         --      (44,822)
  Purchase of intangible assets                    --          --     (222,126)
  Other                                            --          --      (12,335)
                                          -----------  ----------  -----------
    Cash flows from investing activities      (45,871)         --     (316,915)

Cash flows provided by financing
 activity:
  Proceeds from issuance of common stock      200,000          --      838,635
  Increase in convertible debt                     --          --      359,006
  Change in amounts due to affiliates              --          --        8,018
                                          -----------  ----------  -----------
     Cash flows provided by financing
      activities:                             200,000          --    1,205,659

Net increase (decrease)in cash                (49,734)         --       37,582

Cash at beginning of period                    87,316          --           --
                                          -----------  ----------  -----------

Cash at end of period                     $    37,582  $       --  $    37,582
                                          ===========  ==========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                           $         12  $       --  $        --
      Income taxes                       $         --  $       --  $        --

                 See accompanying notes and accountants report.


                                 2DOBIZ.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2000 and 2001, the results of its operations and cash flows for the three months ended March 31, 2001 and for the period from inception on June 30, 1997 through March 31, 2001 and its operations and cash flows for the period from inception on June 30, 1997 through March 31, 2001.

      Interim results are not necessarily indicative of results for the full fiscal year.


NOTE 2 - LOSS PER SHARE

      Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from June 30, 1997 through March 31, 2001, there were no dilutive securities outstanding.


NOTE 3 - INCOME TAXES

At March 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $2,913,000 available as offsets against future taxable income. The net operating loss carryforwards expire beginning in the year 2015.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability, consists of the following at March 31, 2001:

Deferred tax asset:
  Net operating loss                         $ 1,136,000
  Less: Valuation allowance                   (1,136,000)
                                             -----------
  Total deferred tax asset                   $        --

  Deferred tax liability                     $        --

  Net deferred tax asset                     $        --

The net change in the valuation allowance was approximately $643,000 relating to net operating losses generated during the three months ended March 31, 2001.




