Form 10QSB
period 2001-06-30
2DOBIZ COM INCICES INC
filed 2001-08-21
CIK 1096297

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 2001

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

122-1020 Mainland Street Vancouver, British Columbia, Canada V6B 2T4
--------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:  (604) 602-2378
                         --------------

 Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

    As of August 19, 2001 there were 21,458,032 shares of the Registrant's common stock, of par value $0.001 issued and outstanding.


                        2DOBIZ.COM, INC.
          JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                        TABLE OF CONTENTS


                                                                    Page Number

         Special Note Regarding Forward Looking Information............... 3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................. 4
Item 2.  Management's Discussion and Analysis of Financial Condition or
           Plan of Operations............................................. 5
Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 7

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 7
Item 2.  Changes in Securities and Use of Proceeds........................ 7
Item 3.  Defaults Upon Senior Securities.................................. 7
Item 4.  Submission of Matters to a Vote of Security Holders.............. 7
Item 5.  Other Information................................................ 8
Item 6.  Exhibits and Reports on Form 8-K................................. 8


        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-
looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operations".

       In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Report of Reviewing Independent Accountant...................... F-1
        Condensed Balance Sheets as of June 30, 2001.................... F-2
        Condensed Statements of Operations for the three and
         six months ended June 30, 2001 and 2000........................ F-3
        Condensed Statements of Stockholders' Deficit................... F-4
        Condensed Statements of Cash Flows for the three
         months ended June 30, 2001 and 2000............................ F-5
        Selected Notes to Condensed Financial Statements................ F-6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION.

PLAN OF OPERATIONS

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

The   Company  as  of  June  30,  2001  is  a  development  stage enterprise.

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

Under the terms of its joint venture agreement with China National Machinery Import and Export Corporation (CMC) to fund ChinEx, the Company was required to make an $886,600 payment on July 9, 2001. The company made a partial payment of $190,000 by that date. The Company has until October 9, 2001 to pay the remainder of the amount due on July 9, a late fee, and an additional $181,600, which is due on that date. If the Company does not make its payments due October 9th, CMC has the right to terminate the agreement. The Company believes it will have the funds to make these payments before October 9. The balance of the Company's $1.6 million obligation to ChinEx is to be made by a date to be set by the ChinEx board.

The Company is concentrating its efforts on the Chinex joint venture, because it believes this will provide it with the greater return on investment than other potential products. The Company had previously stated that it would develop its virtual trade show, but management is now reviewing whether to provide additional resources toward the trade show products.

On August 10, 2001, the Company further advanced its goals of making Chinex its main focus by naming Joseph McDonnell its new Chief Executive Officer, succeeding David Roth, as CEO of 2dobiz.com. Mr. McDonnell joined the company on May 1, 2001 as President of ChinEx. He will continue to serve as President of ChinEx in addition to serving as the President and CEO of 2dobiz.

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

In 2000, the Company incurred losses of $1,022,180 primarily related to stock issued to consultants for services rendered, Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond deminimus expense reimbursements.

The Company's total losses for six months ended June 30, 2001 were $3,344,541 primarily related to stock issued to consultants for services rendered, Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond deminimus expense reimbursements.

The Company has issued shares of common stock to satisfy certain obligations for professional services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations. These issuances of common stock are explained in Item 2 - Recent Sale of Unregistered Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings and the private sale of equity. As of June 30, 2001, the Company had $8,231 in cash and cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company may have insufficient cash resources to fund the Company's operations through fiscal 2001.


The Company as of June 30, 2001 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and plan of operations.

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

The Company had made two separate press releases (May 23, 2001 and June 4, 2001) whereas it had announced its intentions on developing its wireless technology and its trade show software. As outlined in the above, Management's Discussion and Analysis, the Company is concentrating its efforts on the Chinex joint venture, because it believes this will provide it with the greater return on investment than other potential products.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK. Not Applicable.

PART II - OTHER INFORMATION

None

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Recent Sales of Unregistered Securities

During the three months ended June 30, 2001, the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

     The  Company  issued  AF  Mason Strategic  1,400,000  common shares on May 16, 2001.
     The  Company issued Robert Walker 300,000 common  shares  on
      June 1, 2001. (consultant)
     The  Company issued Tammy Michaels 175,000 common shares  on
      June 1, 2001. (consultant)
     The  Company issued Gary Kovacs 75,000 common shares on June
      1, 2001. (consultant)
     The  Company issued Hugh Austin 1,000,000 common shares June
      1, 2001. (consultant)
     The Company issued Glen Greenfelder, Jr. 15,000 common shares on June 1, 2001. (consultant)

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

Effective April 23, 2001, the Company retained the accounting firm of Meeks, Dorman & Company, P.A. to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2000. On August 1, 2001, Meeks, Dorman & Company, P.A. merged with the firm of Cuthill & Eddy LLP. Prior to its engagement as our independent auditors, Meeks, Dorman & Company, P.A. had not been consulted by us either with respect to the application of accounting principles to specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.


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

                                            2DOBIZ.COM, INC.


Dated:   August 20, 2001               By:  /s/  James Capwill,
                                                    CFO


           REPORT OF REVIEWING INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  2dodiz.com, Inc. (a Development Stage Company)

We have reviewed the accompanying condensed balance sheet of 2dobiz.com, Inc., (a development stage company) as of June 30, 2001, and the related condensed statements of operations, stockholders' deficit and of cash flows for the three and six months ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' deficit and of cash flows for the year then ended (not presented herein), and in our report dated May 10, 2001, that was prepared assuming that 2dobiz.com,Inc. (a development stage company) will continue as a going concern. The Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of 2dobiz.com, Inc. (a development stage company) to continue as a going concern. In our opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects with relation to the balance sheet from which it has been derived.



Winter Park, Florida
August 19, 2001


                        2DOBIZ.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETs

                                                     June 30,   December 31,
                                                       2001         2000
                                                    (Unaudited)
                                     ASSETS

Current assets
  Cash                                              $     8,231  $   87,316
  Note receivable                                        78,845      22,073
  Prepaid expenses                                        6,528       7,988
                                                    -----------  ----------
  Total current assets                                   93,604     117,377

Furniture and equipment, net                              9,502      10,256

Other assets:
  Intangible assets, net                                 14,505      16,245
  Investment in joint venture                           190,000          --
  Deposits                                                1,284       1,284
                                                    -----------  ----------
  Total other assets                                    205,789      17,529
                                                    -----------  ----------
    TOTAL ASSETS                                    $   308,895  $   145,162
                                                    ===========  ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $    25,612  $     1,778
  Accrued expenses                                       98,988      333,433
  Due to stockholder                                    244,323           --
  Deposits on unissued stock                            112,500           --
  Convertible debt                                      223,918      223,918
                                                    -----------  -----------
  Total current liabilities                             705,341      559,129

STOCKHOLDERS' DEFICIT:
  Common stock                                           21,458       14,443
  Paid-in capital in excess of par                    4,192,155      836,242
  Deficit accumulated during the
    development stage                                (4,510,655)  (1,174,580)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments            (99,404)     (90,072)
                                                    -----------  -----------
  Total Stockholders' Deficit                          (396,446)    (413,967)
                                                    -----------  -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   308,895  $   145,162
                                                    ===========  ===========

         See accompanying notes and accountants report.

                        2DOBIZ.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENT OF OPERATIONS

                                                                                   Period
                                                                               From Inception
                                                                                  June 30,
                                 Three Months Ended         Six Months Ended    1997,Through
                                June 30,     June 30,     June 30,    June 30,     June 30,
                                  2001        2000          2001        2000         2001
                              -----------  -----------  -----------  -----------  -----------
Revenue                       $        62  $        --  $       105  $        --  $       235
                              -----------  -----------  -----------  -----------  -----------

Operating Expenses:
  General and administrative      223,063      196,255      427,116      304,809    1,358,837
  Stock issued for services     1,466,054           --    2,909,850           --    3,152,851
                              -----------  -----------  -----------  -----------  -----------
Total Operating Expenses        1,689,117      196,255    3,336,966      304,809    4,511,688

Loss from operations           (1,689,055)    (196,255)  (3,336,861)    (304,809)  (4,511,453)

Other income (expense), net            --           --          785           --          798
                              -----------  ------------  -----------  -----------  -----------
Net (Loss)                     (1,689,055) $   (196,255)  (3,336,076) $  (304,809) $(4,510,655)
                              -----------  ------------  -----------  -----------  -----------

Other comprehensive loss:
  Foreign currency translation
    adjustment                     (8,465)           --       (8,465)          --      (99,404)
                              -----------  ------------  -----------  -----------  -----------
Net comprehensive loss        $(1,697,520) $   (196,255) $(3,344,541) $  (304,809) $(4,610,059)
                              ===========  ============  ===========  ===========  ===========

Basic and diluted net loss
  per share                   $     (0.10) $      (0.02) $     (0.19) $     (0.03)
                              ===========  ============  ===========  ===========

Basic and diluted weighted
  average number of shares
  outstanding                  17,616,492    11,030,000  17,616,492    11,030,000
                              ===========  ============  ==========  ============


         See accompanying notes and accountants report.

                           2DOBIZ.COM
                  (A Development Stage Entity)
          Condensed Statements of Stockholders' Deficit


                                                                     Deficit
                                                      Additional   Accumulated
                                   Common Stock          Paid-     During the
                               ----------------------     in       Development
                                 Shares     Amount      Capital       Stage
                               ----------  ----------  ----------  -----------
Balance, June 30, 1997          3,500,000  $    3,500  $   (3,500) $         -
                               ----------  ----------  ----------  -----------
Shares  issued to  IICL
 shareholders in reverse
 acquisition                    7,500,000       7,500      (7,500)           -

Loss                                    -           -           -       (2,766)
                               ----------  ----------  ----------  -----------
Balance, April 30, 1998        11,000,000      11,000     (11,000)      (2,766)

Issuance of common
 stock for cash                 6,334,250       6,334      69,628            -

Net loss                                -           -           -      (52,832)
                               ----------  ----------  ----------  -----------
Balance, April 30, 1999        17,334,250      17,334      58,628      (55,598)

Issuance of common
 stock for cash                   752,653         753     148,677            -

Conversion of IICL
shares to ISI shares           (7,086,903)     (7,087)      7,087            -

Net loss                                -           -           -     (186,873)
                               ----------  ----------  ----------  -----------
Balance, December 31,
 1999 (Unaudited)              11,000,000      11,000     214,392     (242,471)

Issuance of common
 stock for cash                 1,276,000       1,276     411,967            -

Issuance of common
 stock for services
 rendered                       2,167,032       2,167     209,883            -

Net loss                                -           -           -     (932,108)

Foreign currency
 translation adjustment                 -           -           -      (90,072)
                               ----------  ----------  ----------  -----------
Balance, December 31,
 2000                          14,443,032  $   14,443  $  836,242  $(1,264,651)

Issuance of common
 stock for cash                   800,000         800     199,200            -

Issuance of common
 stock for services             6,215,000       6,215   3,156,713            -

Net loss                                -           -           -   (3,336,076)

Foreign currency
 translation adjustment                 -           -           -       (9,332)
                               ----------  ----------  ----------  -----------
Balance, June 30, 2001
 (Unaudited)                   21,458,032  $   21,458  $4,192,155  $(4,610,059)
                               ==========  ==========  ==========  ===========


         See accompanying notes and accountants report.

                        2DOBIZ.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Period
                                                                From Inception
                                                                  on June 30,
                                                                 1997, Through
                                       Six Months Ended June 30,    June 30,
                                          2001         2000           2001
                                      ------------  ------------  ------------
Cash flows used in operating
 activities:
  Net loss                            $ (3,344,541) $   (304,809) $ (4,610,059)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock Issued for Services            3,162,929            --     3,162,929
    Depreciation and amortization            4,855        23,500        44,413
    Increase (decrease) in operating
     assets and liabilities, net          (210,018)      316,930       368,643
                                      ------------  ------------  ------------
Net cash provided by (used in)
 operating activities                     (386,775)       35,621    (1,034,074)
                                      ------------  ------------  ------------

Cash flows used in investing activities:
  Purchase of furniture and equipment       (2,361)      (52,267)      (38,944)
  Increase in notes receivable             (56,772)           --       (56,772)
  Capitalized website costs                     --      (135,740)           --
  Increase in notes receivable            (190,000)           --      (190,000)
  Purchase of intangible assets                 --            --      (222,126)
  Other                                         --            --       (12,335)
                                      ------------  ------------  ------------
Cash flows used in investing
 activities                               (249,133)     (188,007)     (520,177)

Cash flows provided by financing
 activities:
  Proceeds from issuance of common
   stock                                   200,000       255,738       838,635
  Proceeds deposits on unissued
   common stock                            112,500            --       112,500
  Increase in convertible debt                  --        40,000       359,006
  Increase in amounts due from
   stockholder                             244,323            --       244,323
  Change in amounts due to affiliates           --            --         8,018
                                      ------------  ------------  ------------
Cash flows provided by financing
 activities                                556,823       295,738     1,562,482

Net increase (decrease)in cash             (79,085)      143,352         8,231

Cash at beginning of period                 87,316        13,002            --
                                      ------------  ------------  ------------

Cash at end of period                 $      8,231  $    156,354  $      8,231
                                      ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                        $         12  $         --  $         --
      Income taxes                    $         --  $         --  $         --


         See accompanying notes and accountants report.

                        2DOBIZ.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
        SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

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

        In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2000 and 2001, the results of its operations and cash flows for the six months ended June 30, 2001 and for the period from inception on June 30, 1997 through June 30, 2001 and its operations and cash flows for the period from inception on June 30, 1997 through June 30, 2001.

       Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 - UNCERTAINTY - GOING CONCERN

        The Company experienced losses of $4,610,059 since inception, and had a net working capital deficiency of $611,737 as of June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations.

       Management's plans in regards to this matter are to endeavor to develop a number of strategic relationships and joint ventures through which it could promote a variety of services including web design, hosting, accounting and other consulting services. In addition management announced numerous relationships, joint ventures and other agreements that did not come to fruition because of capital constraints.

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

Under the terms of its joint venture agreement with China National Machinery Import and Export Corporation (CMC) to fund ChinEx, the Company was required to make an $886,600 payment on July 9, 2001. The company made a partial payment of $190,000 by that date. The Company has until October 9, 2001 to pay the remainder of the amount due on July 9, a late fee, and an additional $181,600, which is due on that date. If the Company does not make its payments due October 9th, CMC has the right to terminate the agreement. The Company believes it will have the funds to make these payments before October 9. The balance of the Company's $1.6 million obligation to ChinEx is to be made by a date to be set by the ChinEx board.

       The  financial  statements do not include any  adjustments
that  might  result  from the outcome of  this  uncertainty.   In
addition there can be no assurances that any of the joint ventures arrangements mentioned above will be successful.

NOTE 3 - LOSS PER SHARE

       Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from June 30, 1997 through June 30, 2001, there were no dilutive securities outstanding.



NOTE 4 - INCOME TAXES

At June 30, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $4,610,000 available as offsets against future taxable income. The net operating loss carryforwards expire beginning in the year 2015.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability, consists of the following at June 30, 2001:

             Deferred tax asset:
                 Net  operating  loss            $ 1,798,000
                 Less: Valuation allowance        (1,798,000)
                                                 -----------
                 Total deferred tax asset        $        --
                                                 ===========
                 Deferred tax liability          $        --
                                                 ===========
                 Net deferred tax asset          $        --
                                                 ===========

The  net  change  in  the valuation allowance  was  approximately
$662,000 relating to net operating losses generated during the six months ended June 30, 2001.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company determined that the adoption of SFAS No. 133 on January 1, 2001, had no material effect on its financial statements.

         In July 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" (SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. The Company has not done the analysis to determine the impact of this Statement.



