Form 10QSB/A
period 2001-06-30
2DOBIZ COM INCICES INC
filed 2001-08-24
CIK 1096297

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

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
                         --------------

 Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    As of August 19, 2001 there were 21,458,032 shares of the Registrant's common stock, of par value $0.001 issued and outstanding.


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



