Form 10QSB/A
period 2001-09-30
2DOBIZ COM INCICES INC
filed 2001-11-20
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ---------------     -----------------

                             Commission file number
                                     0-27983
                                  -------------

                                2DOBIZ.COM, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                          77-0448262
       -----------------               -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

   77 Airport Drive, Unit 77, Ronkonkoma, NY                  11779
--------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:
                                                      --------------

 Check whether the Registrant (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of November 19, 2001 there were 15,433,957 shares of the Registrant's common stock, of par value $0.001 issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET(*)

                                                      Sept 30,    December 31,
                                                       2001          2000
                                                    (Unaudited)    (audited)

                                     ASSETS

Current assets
  Cash                                              $     2,194  $   87,316
  Note receivable                                        78,845      22,073
  Prepaid expenses                                        6,528       7,988
                                                    -----------  ----------
  Total current assets                                   93,604     117,377

Furniture and equipment, net                              9,502      10,256

Other assets:
  Intangible assets, net                                 14,505      16,245
  Investment in joint venture                           190,000          --
  Deposits                                                1,284       1,284
                                                    -----------  ----------
  Total other assets                                    205,789      17,529
                                                    -----------  ----------
    TOTAL ASSETS                                    $   302,858  $   145,162
                                                    ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $   120,052  $     1,778
  Accrued expenses                                       98,988      333,433
  Due to stockholder                                    244,323           --
  Deposits on unissued stock                            112,500           --
  Convertible debt                                      243,918      223,918
                                                    -----------  -----------
  Total current liabilities                             705,341      559,129

STOCKHOLDERS' DEFICIT:
  Common stock                                           15,483       14,443
  Paid-in capital in excess of par                    3,117,682      836,242
  Deficit accumulated during the
    development stage                                (3,551,887)  (1,174,580)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments            (98,201)     (90,072)
                                                    -----------  -----------
  Total Stockholders' Deficit                          (516,923)    (413,967)
                                                    -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   302,858  $   145,162
                                                    ===========  ===========

----------
* The interim financial information included in this Form 10-QSB has not been reviewed by the Company's independent auditors.

                 See accompanying notes and accountants report.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 2001(*)


                                                Three Months Ended         Three Months Ended
                                                September 30, 2001         September 30, 2000
------------------------------------------------------------------------------------------------------
Revenue                                           $        335                $          0
Operating Expenses:
  General and administrative                           132,015                     356,975
  Stock issued for services                         (1,090,448)
Total Operating Expenses                              (958,433)                    356,975
                                                  ------------                ------------
Loss (Income) from operations                          958,768                     958,768

Other income (expense), net                                 --                          16
                                                  ------------                ------------
Net  Income (Loss)                                     958,768                    (356,959)
                                                  ------------                ------------

Other comprehensive loss:
  Foreign currency translation
    adjustment                                           1,203
                                                  ------------                ------------
Net comprehensive income (loss)                   $    959,971                $   (356,959)
                                                  ============                ============

Basic and diluted net loss
  per share                                                                   $       (.03)

Basic and diluted weighted
  average number of shares
  outstanding                                                                   11,110,000
                                                                              ============

----------

* The interim financial information included in this Form 10-QSB has not been reviewed by the Company's independent auditors.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 2001(*)


                                                Nine Months Ended          Nine Months Ended
                                                September 30, 2001         September 30, 2000
------------------------------------------------------------------------------------------------------
Revenue                                           $      397                 $         0
                                                  ----------                 ----------

Operating Expenses:
  General and administrative                         355,078                     661,784
  Stock issued for services                          375,606
                                                  ----------                 ----------
Total Operating Expenses                             730,684                     661,784
                                                  ----------                 ----------
Loss (Income) from operations                       (730,287)                    661,784

Other income (expense), net                               --                          17
                                                  ----------                 ----------
Net  Income (Loss)                                  (730,287)                   (661,767)
                                                  ----------                 ----------

Other comprehensive loss:
  Foreign currency translation
    adjustment                                        (7,262)
                                                  ----------                 ----------
Net comprehensive income (loss)                   $ (737,549)                $  (661,767)
                                                  ==========                 ===========
Basic and diluted net loss
  per share                                                                  $      (.06)

Basic and diluted weighted
  average number of shares
  outstanding                                                                 11,100,000
                                                                             ===========

----------
* The interim financial information included in this Form 10-QSB has not been reviewed by the Company's independent auditors.

                 See accompanying notes and accountants report.

                                   2DOBIZ.COM
                          (A Development Stage Entity)
                Consolidated Statements of Stockholders' Deficit(*)

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

----------
* The interim financial information included in this Form 10-QSB has not been reviewed by the Company's independent auditors.

                                   2DOBIZ.COM
                          (A Development Stage Entity)
                Consolidated Statements of Stockholders' Deficit(*)
                                   (continued)

                                                                      Deficit
                                                      Additional    Accumulated
                                   Common Stock          Paid-      During the
                               ----------------------     in        Development
                                 Shares     Amount      Capital        Stage
                               ----------  ----------  ----------   -----------
Issuance of common
 stock for cash                   850,000         850     209,150            -

Issuance of common
 stock for services             6,215,000       6,215   3,156,713            -
Cancellation of Shares         (6,024,575)     (6,025) (1,084,423)

Net loss                                -           -           -   (2,378,175)

Foreign currency
 translation adjustment                 -           -           -       (7,262)
                               ----------  ----------  ----------  -----------
Balance, September 30, 2001
 (Unaudited)                   15,483,457  $   15,483  $3,117,682  $(3,650,088)
                               ==========  ==========  ==========  ===========

----------
* The interim financial information included in this Form 10-QSB has not been reviewed by the Company's independent auditors.

                 See accompanying notes and accountants report.

                                2DOBIZ.COM, INC.
                          (A Development Stage Company)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2000 and 2001, the results of its operations and cash flows for the nine months ended September 30, 2001. The results of operations for the quarter and the nine months ending March 31, 2001 are not necessarily indicative of the results for the fiscal year ending December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements have been prepared by management without a review, pursuant to Statement on Auditing Standards No. 71, being done by Company's Independent Accountants.

NOTE 2 - UNCERTAINTY - GOING CONCERN

         The Company experienced losses of $4,610,059 since inception, and had a net working capital deficiency of $611,737 as of September 30, 2001. On October 19, 2001, the Company announced that CMC had cancelled the agreement dated August 28, 2000, as further amended and revised on December 1, 2000, for ChinEx International, a joint venture between the Company and China National Machinery Import and Export Corporation (CMC) to promote trade with China via the internet. In discussions with company management, CMC indicated that it was rethinking its internet strategy. CMC, located in Beijing, China, is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, commencing sales and achieving profitable operations. The Company is currently in discussions with several groups regarding funding. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company, or that it will be able to obtain funding at all.

         Management intends to develop a number of strategic relationships and joint ventures through which it could promote a variety of services primarily related to international trade with China. Management intends to transform the Company from a dot.com technology company to a company focused on international trade and international relations, specifically focused on China, while at the same time continuing to evaluate e-commerce applications.

NOTE 3 - LOSS PER SHARE

         Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from June 30, 1997 through June 30, 2001, there were no dilutive securities outstanding.

NOTE 4 - INCOME TAXES

         At September 30, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $4,610,000 available as offsets against future taxable income. The net operating loss carryforwards expire beginning in the year 2015.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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
                                                   ===========

         The net change in the valuation allowance was approximately $662,000 relating to net operating losses generated during the nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

When used herein, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "plan" and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Such statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. The occurrence of any unanticipated events may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

Plan Of Operations

The Company as of September 30, 2001 is a development stage enterprise.

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

On August 10, 2001, in an attempt to further advance its goal to develop relationships with China, the Company named Joseph McDonnell as its new Chief Executive Officer, succeeding David Roth, as CEO of 2dobiz.com. Mr. McDonnell was previously named President of the ChinEx joint venture on May 1, 2001.

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

In 2000, the Company incurred losses of $1,022,180 primarily related to stock issued to consultants for services rendered, Internet development costs and the salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

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

Liquidity And Capital Resources

The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. As of September 30, 2001, the Company had no cash or cash equivalents. The Company will need to raise substantial additional capital to fund the maintenance and expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

The Company's continued existence as a going concern is ultimately dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to secure financing or refinancing as may be required, and ultimately to attain profitability. The Company has insufficient cash resources to fund the Company's operations and to satisfy its cash requirements through fiscal year 2001.

During the quarter ended September 30, 2001, the Company raised approximately $700,000 of private capital in connection with a joint venture agreement between the Company and China National Machinery Import and Export Corporation ("CMC"). Following the cancellation of the joint venture agreement by CMC, the Company returned these funds to the investors. Thus, as of September 30, 2001, the Company did not have any current arrangements or commitments for any future financing. However, the Company is currently in discussions with several groups regarding funding. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all. The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations.

The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.

PART II - OTHER INFORMATION

Item 5. Other Information.

During September, 2001 the board of directors of the Company cancelled an aggregate of $6,024,075 shares of the common stock, par value $0.001, pursuant to the recommendation of a special subcommittee of the board of directors established to investigate the propriety of various prior stock issuances by the Company.

Item 6. Exhibits and Reports on Form 8-K.

        a)   Exhibits.

             None

        b)   Reports filed on Form 8-K.

             None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        2DOBIZ.COM, INC.


Dated:   November 19, 2001              By: /s/  Joseph McDonnell
                                            ------------------------------------
                                            Joseph McDonnell, Chief  Executive
                                            Officer (duly authorized officer)