Form 10QSB/A
period 2001-09-30
2DOBIZ COM INCICES INC
filed 2001-12-17
CIK 1096297

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

                        For the transition period from to
                        ---------------------------------

                             Commission file number
                                     0-27983
                                  -------------

                                2DOBIZ.COM, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEVADA                                77-0448262
                 --------                               ----------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

                     77 Airpark Drive, Ronkonkoma, NY 11779
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

                               -------------------


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of December 17, 2001, there were 12,908,680 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

                                TABLE OF CONTENTS


                                                                                            Page
Number


           PART I - FINANCIAL INFORMATION

           Item 1.    Financial Statements ................................................... F-1

           Item 2.    Management's Discussion and Analysis of Financial Condition or
                           Plan of Operations..................................................1

           PART II - OTHER INFORMATION

           Item 5.    Other Information.........................................................3

           Item 6.    Exhibits and Reports on Form 8-K..........................................3

           SIGNATURES    .......................................................................3

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements


                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET


                                                                     Sept 30,          December 31,
                                                                       2001               2000
                                                                   (Unaudited)

                                     ASSETS
Current assets
  Cash                                                             $     2,194         $    87,316
  Note receivable                                                       78,845              22,073
  Prepaid expenses                                                          --               7,988
                                                                   -----------         -----------
  Total current assets                                                  81,039             117,377

Furniture and equipment, net                                             7,713              10,256

Other assets:
  Intangible assets, net                                                13,635              16,245
  Deposits                                                               1,284               1,284
                                                                   -----------         -----------
  Total other assets                                                    14,919              17,529
                                                                   -----------         -----------
    TOTAL ASSETS                                                   $   103,671         $   145,162
                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                 $    82,118         $     1,778
  Accrued expenses                                                     168,327             333,433
  Due from stockholder                                                 292,942                  --
  Deposits on unissued stock                                           122,500                  --
  Convertible debt                                                     223,918             223,918
                                                                   -----------         -----------
  Total current liabilities                                            889,805             559,129

STOCKHOLDERS' DEFICIT:
  Common stock                                                          17,438              14,443
  Paid-in capital in excess of par                                   4,424,597             836,242
  Deficit accumulated during the
    development stage                                               (5,128,765)         (1,174,580)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments                           (99,404)            (90,072)
                                                                   -----------         -----------
  Total Stockholders' Deficit                                         (786,134)           (413,967)
                                                                   -----------         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   103,671         $   145,162
                                                                   ===========         ===========


                             See accompanying notes.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                            Period
                                                                                                        From Inception
                                       Three Months Ended                  Nine Months Ended             1997,Through
                                    September 30,    September 30,   September 30,     September 30,     September 30,
                                        2001             2000            2001            2000                2001
                                    -----------      -----------     -----------       -----------       -----------
Revenue                          $        335      $         --      $        440      $         --      $        570
                                 ------------      ----------        ------------      ----------        ------------

Operating expenses:

General and administrative            201,492           356,975           610,815           661,784         1,560,329
Stock issued for services          (1,234,542)               --         3,156,666                --         1,918,309
                                 ------------      ------------      ------------      ------------      ------------
Total operating expenses           (1,033,050)          356,975         3,767,481           661,784         3,478,638
Other income (expense), net          (190,000)               --           190,683)               --          (189,202)
                                 ------------      ------------      ------------      ------------      ------------

Net income (loss)                     843,385          (356,975)       (3,957,724)         (661,784)       (3,667,270)


                                                     Other comprehensive income

  (loss):
    Foreign currency
      translation adjustment            1,203                --            (5,794)               --           (98,201)
                                 ------------      ------------      ------------      ------------      ------------
Net comprehensive income (loss)  $    844,588      $   (356,975)     $ (3,963,518)     $   (661,784)     $ (3,765,471)
                                 ============      ============      ============      ============      ============

Basic and diluted net loss
  per share                      $      (0.05)     $      (0.03)     $      (0.23)     $      (0.06)
                                 ============      ============      ============      ============

Basic and diluted weighted
  average number of shares
  outstanding                      17,538,936        11,110,000        17,538,936        11,110,000
                                 ============      ============      ============      ============


                             See accompanying notes.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Period
                                                                                         From Inception
                                                                                           on June 30,
                                                                                         1997, Through
                                                     Nine Months Ended September 30,      September 30,
                                                         2001               2000               2001
                                                     ------------       ------------      ------------
Cash flows used in operating
 activities:
  Net loss                                             $(3,963,518)     $  (661,767)     $(5,228,169)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock Issued for Services                            3,195,557          268,128        3,532,264
    Depreciation and amortization                            8,380           39,800           44,303
    Loss on disposal of interest in
      joint venture                                        190,000               --          190,000
    Website cost valuation adjustment                           --          258,812          160,499
  Increase (decrease) in operating
    assets and liabilities, net                            (70,984)         117,926           13,239
                                                       -----------      -----------      -----------
Net cash provided by (used in)
 operating activities                                     (640,565)          22,899       (1,287,864)
                                                       -----------      -----------      -----------

Cash flows used in investing activities:
  Purchase of furniture and equipment                       (3,227)         (18,000)         (39,810)
  Increase in notes receivable                             (56,772)          (2,617)         (69,107)
  Capitalized website costs                                     --               --               --
  Purchase of intangible assets                                 --               --         (222,126)
                                                       -----------      -----------      -----------
Cash flows used in investing
 activities                                                (59,999)         (20,617)        (331,043)

Cash flows provided by financing
 activities:
  Proceeds from issuance of common
   stock                                                   200,000               --          838,635
  Proceeds deposits on unissued
   common stock                                            122,500               --          122,500
  Increase in convertible debt                                  --          155,704          359,006
  Increase (decrease) in amounts due to
   stockholder                                             292,942         (112,587)         300,960
                                                       -----------      -----------      -----------
Cash flows provided by financing
 activities                                                615,442           43,117        1,621,101

Net increase (decrease)in cash                             (85,122)          45,399            2,194

Cash at beginning of period                                 87,316           13,002               --
                                                       -----------      -----------      -----------

Cash at end of period                                  $     2,194      $    58,401      $     2,194
                                                       ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                         $        12      $       --       $        --
      Income taxes                                     $        --      $       --       $        --


                             See accompanying notes.

                                2DOBIZ.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                SELECTED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

     Operating  results  for  the  three-month  and  nine-month   periods  ended
September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENT:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and No. 142 Goodwill and Other Intangibles" ("SFAS 142"). SFAS 141 and 142 are effective for the Company on July 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also established specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be limited to forty years. The Company is currently assessing the impact of these statements.

NOTE 2 - UNCERTAINTY - GOING CONCERN

     The Company experienced losses of $3,765,471 since inception, and had a net working capital deficiency of $808,766 as of September 30, 2001. On October 19, 2001, the Company announced that China National Machinery Import and Export Corporation (CMC) had cancelled the agreement dated August 28, 2000, as further amended and revised on December 1, 2000, for ChinEx International, a joint venture between the Company and CMC to promote trade with China via the internet. In discussions with company management, CMC indicated that it was rethinking its internet strategy. CMC, located in Beijing, China, is the major state-owned trade entity in China organized to facilitate the import and export of machinery and electrical products.

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

     During October 2001, the Company raised $700,000 of private capital in connection with a joint venture agreement between the Company and China National Machinery Import and Export Corporation ("CMC"). Following the cancellation of the joint venture agreement by CMC, the funds were returned by the escrow agent to the investors. Thus,

                                2DOBIZ.COM, INC.
                          (A Development Stage Company)
                                SELECTED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


as of December 14, 2001, the Company did not have any current arrangements or commitments for any future financing. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all. The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations. Management believes that its entire investment in ChinEx has been impaired, which resulted in a charge to earnings in the amount of $190,000.

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


NOTE 3 - REVENUE RECOGNITION

     In December 1999, the United States Securities and Exchange Commission Issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 31, 1999. The Company adopted the principles specified in SAB 101, however, the Company has no revenues beyond deminimus expense reimbursements.


NOTE 4 - STOCKHOLDER'S EQUITY

     The number of common shares reported by the Company as issued and outstanding as of December 17, 2001 reflects an aggregate reduction of 10,549,352 shares (6,019,575 as of September 30, 2001) of the Company's common stock following cancellation of such shares by the Board of Directors at special meetings held during the third and fourth quarters of 2001. As of December 17, 2001, the Company had 12,908,680 shares outstanding after giving effect to the cancelled shares. The board of directors has taken this action as a result, in part, of its belief, based on a recommendation of a special subcommittee established to investigate the propriety of prior stock issuances of the
Company, that certain prior share issuances were made without adequate consideration or authorization by the Board of Directors. Stock certificates approximating 7.5 million of the cancelled shares have not been physically tendered to the Company or its transfer agent for cancellation as of December 17, 2001. Accordingly, the number of shares reported by the transfer agent as issued and outstanding do not fully reflect the total number of shares having been cancelled by the Board. Management is continuing to work with its transfer agent to effect cancellation of those shares.

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

Interlock Services, Inc., a Nevada corporation (the "Company"), was incorporated on October 28, 1996, and was formed specifically to be a "blank check company" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company ceased all operating activities during the period September 23, 1996 to July 9, 1999 and was considered dormant.

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

On August 10, 2001, in an attempt to further advance its goal to develop relationships with China, the Company named Joseph McDonnell as its new Chief Executive Officer, succeeding David Roth, as CEO of 2dobiz.com. Mr. McDonnell was previously named President of the ChinEx Corporation, the Company's joint venture with China National Machinery Import and Export Corporation (CMC), on May 1, 2001.

Results  of  Operations.

The Company is a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The refocus on developing and promoting joint venture relationships that can be promoted by the Company will conserve capital and shift much of the infrastructure costs to the joint venture.

The Company's total losses for the nine months ended September 30, 2001 were $3,963,518 primarily related to stock issued to consultants for services rendered, Internet development costs and the related salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

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

During October 2001, the Company raised $700,000 of private capital in connection with a joint venture agreement between the Company and China National Machinery Import and Export Corporation ("CMC"). Following the cancellation of the joint venture agreement by CMC, the funds were returned by the escrow agent to the investors. Thus, as of December 12, 2001, the Company did not have any current arrangements or commitments for any future financing. The Company continues to discuss with several groups regarding funding. However, there can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all. The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations. Management believes that its entire investment in ChinEx has been impaired, which resulted in a charge to earnings in the amount of $190,000.

The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.

PART II    OTHER INFORMATION

Item 5.    Other Information.

During September, 2001 the board of directors of the Company instructed the transfer agent to cancel an aggregate of 6,019,575 shares of the Company's common stock, pursuant to the recommendation of a special subcommittee of the board of directors established to investigate the propriety of various prior stock issuances by the Company.

On November 19, 2001, the board of directors of the Company removed David Roth as a director of the Company and instructed its transfer agent to cancel an additional 4,529,777 shares of the Company's common stock, held by entities affiliated with Mr. Roth.

After giving effect to the cancelled shares, the Company had 12,908,680 shares outstanding as of December 17, 2001. Stock certificates approximating 7.5 million of the cancelled shares have not yet been physically tendered to the Company or its transfer agent for cancellation and, as of December 17, 2001, the number of shares reported by the transfer agent as issued and outstanding do not fully reflect the total number of shares having been cancelled by the board of directors. Management is continuing to work with its transfer agent to effect cancellation of those shares.

Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits.

                 None

           b)   Reports filed on Form 8-K.

                 None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        2DOBIZ.COM, INC.


Dated:   December 17, 2001              By: /s/  Joseph McDonnell
                                            ---------------------
                                            Joseph McDonnell, Chief  Executive
                                            Officer (duly authorized officer)