Form 10KSB
period 2001-12-31
INTERLOCK SERVICES INC
filed 2002-04-16
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number [       ]

  INTERLOCK SERVICES, INC. (D/B/A NEW YORK INTERNATIONAL COMMERCE GROUP, INC.)
  ----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                  N/A
------------------------------------       ------------------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)
        75 AIRPARK DRIVE
      RONKONKOMA, NEW YORK                          11779
------------------------------------       ------------------------
(Address of principal                           (Zip Code)
executive offices)

Issuer's telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year ended December 31, 2001 were $400.

         The aggregate market value as at April 8, 2002 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S. $2,812,699 calculated on the basis of the price of the last trade of the issuer's common stock, as reported by the OTC Bulletin Board on April 8, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's common stock as at April 8, 2002 was 15,253,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              CAUTIONARY STATEMENT

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project,"
"intend", "plan", "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing; the successful completion of any prior and future acquisitions; any uncertainties relating to the integration of acquired businesses and operations; any uncertainties relating to business and economic conditions in markets in which the Company operates; any uncertainties relating to customer plans and commitments and technologies and the highly competitive environment in which the Company operates.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Interlock Services, Inc. (d/b/a The New York International Commerce Group, Inc.), a Nevada corporation doing business as NYIC Group and having a trading symbol of "NYIN" on the OTC Bulletin Board (the "Company"), is a development stage company formed to provide, acting through a wholly-owned subsidiary, business services in three general categories:

         1) importation of products directly from China by utilization of local relationships to avoid many of the middlemen that typically characterize trading with China;

         2)    exportation of products into China, with a focus on high tech and
               scientifically   advanced   products; and

         3) consultation with companies seeking to do business in China as well as with Chinese companies seeking to expand their business to the west.

         The Company intends to seek out joint venture and other business arrangements with qualified partners whenever appropriate to implement its business plans and goals.

         The company's initial principle focus is expected to be developing international trade and commercial relationships between the United States and China. Management is dedicated to assisting the economic development of China by expanding that country's economy through increased exports of its products as well as the importation of advanced technology products into China.

         Activities of the Company will initially be provided as follows:

Exportation from China
----------------------

         The Company has assembled a management team with the expertise and experience to facilitate the exportation to western markets of products from small to medium-sized Chinese manufacturers that otherwise lack the resources to penetrate such western markets. The Company has the expertise to overcome the language barriers, geographical distance, cultural differences and quality standards in exporting goods from China that can create general difficulties for the Chinese supplier and the western buyer. Knowledge of Chinese suppliers and a familiarity with the markets in the United States enables the Company to facilitate trade of Chinese products between China and western buyers.

         In exporting goods from China, a distinct advantage that the Company brings to both the Chinese manufacturers and the western buyers is the elimination of the many "middlemen" associated with trade with China. The Company has relations with key suppliers in China, as well as close relationships with trade groups and government ministries, many of which enable Chinese manufactures to sell directly to the U.S. without going through Hong Kong, Taiwan or other intermediaries who have traditionally controlled trade between China and the United States.

Importation into China
----------------------

         As part of its proposed import business, the Company intends to identify scientific and technologically sophisticated products for importation into China. Presently, the Company is working with US companies to bring pharmaceuticals to China to assist the Chinese government in treating HIV/AIDS patients. It also is management's intention in the near future to announce joint venture arrangements with other companies seeking to import their technologically advanced products into China.

Consulting.
----------

         As part of the Company's consulting practice, the Company assists American companies and other foreign companies in expanding their business operations in and with China. The Company intends to provide assistance to these companies by way of introducing new products, facilitating the acquisition or construction of new facilities and/or establishing appropriate joint venture arrangements in China. The Company intends to work closely with the Chinese government by bringing products and projects to the government to help in the development of China and to assist Chinese companies to expand their businesses into the United States.

BUSINESS STRATEGY

         It is anticipated that the Company's revenues will result from receiving a percentage of the sales of products it imports into China. These will typically be part of joint venture arrangements. The Company will also receive revenue from the mark-up on the products it exports from China. A third source of revenue will come from consulting fees for advising clients seeking to do business in China as well as from Chinese companies seeking to do business in the United States.

CURRENT AGREEMENTS

Relationship with China Merchandise Distribution Center Inc.
------------------------------------------------------------

         The Company has entered into a relationship with China Merchandise Distribution Center Inc., (CMD), a leading distributor of Chinese goods in the United States, to export food products and household goods from China to the United States with a projected aggregate value of $45 million over the next three years. The Company is presently discussing with various potential suppliers and trading companies in China the terms and conditions for fulfillment of the products and goods to be exported. Items expected to be exported from China include seafood, candy, cookies, dried foods, canned goods, soy sauce, hardware, frozen food, Asian food as well as housewares, health products and herbal products. Pending completion of arrangements in China and elsewhere to fulfill the requirements of CMD, there can be no assurance that the Company will realize any of the projected value of this relationship.

Relationship with Viral Genetics, Inc.
--------------------------------------

         The Company has entered into a mutual cooperation and joint venture arrangement with Viral Genetics, Inc. ("Viral Genetics") to distribute therapeutic treatments for HIV and AIDS developed by Viral Genetics. As part of the agreement, the Company would be given exclusive distribution rights to the treatments developed by Viral Genetics throughout China and the Asia Pacific region. The agreement provides the Company with exclusive distribution rights to China and other Pacific Rim countries including, but not limited to, Japan, Korea, Taiwan, Hong Kong, Malaysia, Indonesia, Singapore and Thailand. As part of this agreement, the Company is assisting Viral Genetics to secure a State Drug Administration ("SDA") certification from the Government of the People's Republic of China ("PRC"). SDA approval is similar to FDA approval in the United States and is required to treat HIV/AIDS patients in China. Pending obtaining the SDA approval, there can be no assurance that the Company will realize any of the potential revenues anticipated to result from this relationship. In the event that the SDA does not provide Viral Genetics with an SDA certification by the first anniversary following the submission of Viral Genetics' application to the SDA, this joint venture arrangement will be terminated and declared null and void.

COMPETITION

         In the sale and distribution of products, the Company would compete with other independent distributors in China that market similar products. In addition to other independent distributors, the Company would face more significant competition from direct distribution of established manufacturers. In the medical products field, for example, the Company competes with larger and more highly-recognizable companies that maintain their own direct sales forces in China as well as sell through distributors.

         Due to the Company's intention to involve itself in the importation and exportation of products into and out of China, it will be in competition with similar operations, both foreign and Chinese. In addition, those products supplied by the Company's operations will be in competition with similar products of foreign, joint venture and domestic manufacturers. The Company's competitive position depends in part upon its ability to open the Chinese market for companies seeking to export to China as well as to successfully locate high quality/ low cost suppliers to export their products from China into the United

States. Many of the Company's various competitors may have greater resources, financial or otherwise, than does the Company.

         The Company recognizes that any devaluation in the local currency may also have a negative impact on the results of operations.

GOVERNMENT REGULATION; GOVERNMENT APPROVAL

         While the Company may not be directly subject to regulation by any government agency, it may become subject to such regulation in the future due to its' import/export business ventures. For example, the Company has an agreement with Viral Genetics, Inc. to distribute certain medical treatments for Viral Genetics, Inc. once the Company obtains approval for these treatments from the SDA. Therefore, as a result of the Company's business dealings with Viral Genetics, Inc., the Company will be indirectly subject to a type of government regulation.

EMPLOYEES

         As of April 10, 2002, the Company had 2 full time employees and 2 part time employees. None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES.
         --------------------------

          The Company's corporate headquarters are located at 75 Airpark Drive, Ronkonkoma, New York 11779. This office is leased by an affiliate of Michael Wong, a director and officer of the Company to the company on a month- to- month basis. The company is currently negotiating a rental fee and to date has not paid any rent.

          In addition to its corporate headquarters in New York, the Company maintains an Asia Pacific Representative Office in Beijing headed by Richard F. Liu, the Company's Vice President located in the Capital Mansion in the Chaoyang District of Beijing. In January 2002, the Company entered into a 36 month lease providing for monthly rent expense of approximately $4600.

         The Company does not own any real property. At present, the Company is not party to any agreements to acquire any properties.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         Management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against the Company or its affiliates, or any proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against the Company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to the vote of the holders of the Company's securities during the fourth quarter of the fiscal year ended December 31, 2001.

PART II
-------

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------

         The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "NYIN." Prior to February 4, 2002, the Company's stock traded under the symbol "DOBZ"

         The following table sets forth the average high and low bid and ask prices for the Common Stock during the periods indicated, as reported by the OTC Bulletin Board. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns, or commissions and do not necessarily reflect actual transactions.

         YEAR ENDING DECEMBER 31, 2000              PRICE HIGH       PRICE LOW
         -----------------------------              ----------       ---------

         First Quarter                                 16.375            4.625
         Second Quarter                                10.375            2.875
         Third Quarter                                  6.468            1.25
         Fourth Quarter                                 2.50             0.125

         YEAR ENDING DECEMBER 31, 2001              PRICE HIGH       PRICE LOW
         -----------------------------              ----------       ---------

         First Quarter                                 1.875            0.562
         Second Quarter                                1.296            0.575
         Third Quarter                                  .902             .826
         Fourth Quarter                                 .462             .393

         YEAR ENDING DECEMBER 31, 2002              PRICE HIGH       PRICE LOW
         -----------------------------              ----------       ---------

         First Quarter (through February 3, 2002)       .453             .386
         Second Quarter (through April 10, 2002)        .241             .221


         As of April 10, 2002, the Company had 15,253,680 shares of Common Stock outstanding held by approximately 63 record holders.

DIVIDEND POLICY

         The Company has never declared or paid a cash dividend on its Common Stock. It is the Company's present policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until its earnings and financial condition justify such dividends, and there can be no assurance that the Company can achieve such earnings.

         Any future payment of dividends to holders of Common Stock is within the discretion of the Company's Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law. To the extent that the Company's Board of Directors may decide to pay cash dividends to holders of

Common Stock in the future, such dividends will be declared from the retained earnings, i.e., surplus, as determined by resolution of the Company's Board of Directors.

         To the  extent any  revenue  of the  Company  results  from  operations performed through any joint venture arrangement with a Chinese entity, applicable laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its joint venture partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of its Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Distribution of profits are required to be in proportion to each party's investment in the joint venture.

RECENT SALES OF UNREGISTERED SECURITIES

         In fiscal 2001, for and in consideration of $112,500, the Company sold an aggregate of 450,000 shares of the common stock, par value $.001 per share, at a per share price of $0.25, to certain individuals in a private placement. The sale and issuance of the Common Stock was based, in part, upon representations and warranties of such individuals, including a representation as to their status, individually or together with their purchaser representative, as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under Section 4(2) of the Securities Act.

ITEM 6.  PLAN OF OPERATION.

PLAN OF OPERATIONS

         The Company as of December 31, 2001 is a development stage enterprise. Interlock Services, Inc., a Nevada corporation (the "Company") was incorporated on October 28, 1996, and was formed specifically to be a "blank check company" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company ceased all operating activities during the period September 23, 1996 to July 9, 1999 and was considered dormant.

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

         On February 4, 2002, the Company adopted a new trade name and began doing business as New York International Commerce Group, Inc. (NYIC Group). The Company also shifted its strategic direction to a broad based international commerce company with a primary focus on trade with China The Company took this action in recognition of the growing opportunities for trade with China as a result of the country's entry into the World Trade Organization. By exiting the technology and internet business, the Company adopted a broader mission that allows it to import and export any product into and out of China as well as consulting with any company interested in doing business with China. The new strategic direction takes full advantage of the Company's strong ties with China to open up the China market for the Company's joint venture partners.

RESULTS  OF  OPERATIONS.

         The Company is a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The Company's new mission allows it to enter into many joint venture relationships and export different types of products from China without the need to raise huge amounts of capital. The Company will endeavor to charge its joint venture partners certain fees to offset the costs of marketing, promoting and managing the Company.

         For the year ended December 31, 2000, the Company incurred losses of $1,022,181 primarily related to stock issued to consultants for services rendered, and the salaries and operating expenses related thereto. There were no revenues beyond de minimus expense reimbursements.

         The Company's total losses for twelve months ended December 30, 2001 were $3,033,237 primarily related to stock issued to consultants for services rendered, salaries and operating expenses related to SEC compliance and costs of executing the current marketing plan. There were no revenues beyond de minimus expense reimbursements.

         The Company has issued shares of common stock to satisfy certain obligations for professional services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. As of December 31, 2001, the Company had approximately $1,653 in cash and cash equivalents. The Company will need to raise capital to fund the maintenance and expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

         The Company's continued existence as a going concern is ultimately dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to secure financing or refinancing as may be required, and ultimately to attain profitability.

         Sources of capital during fiscal year 2001, included: proceeds from private placements of $312,500 and cash advances from a major stockholder of $442,323. The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.

         Uses of capital included an investment of $190,000 in that joint venture between the Company and China National Machinery Import and Export Corporation ("CMC") to promote trade with China via the Internet, which joint venture was cancelled in October 2001. The Company has written off this investment in the current period.

         The Company will need to raise additional capital to fund its operations and future joint ventures and it is anticipated that it will seek such additional funding through public or private equity or debt financing.

         At December 31, 2001, the Company did not have any current arrangements or commitments for any future financing. However, the Company is currently in discussions with several groups regarding funding. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all. The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations.

RISKS AND UNCERTAINTIES

         The Company has no operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking new joint ventures and business opportunities in new and rapidly evolving markets characterized by intense competition. To address these risks and uncertainties, the Company must, among other things, successfully negotiate and complete any joint venture it enters into in a timely and effective manner, retain and motivate highly qualified personnel and manage rapid growth. There can be no assurance that the Company will successfully address these challenges.

         The Company incurred losses from operations since inception and as at December 31, 2001, had an accumulated deficit in shareholders' equity of $4,297,889.

         The Company continues to seek out new opportunities to invest in businesses, joint ventures or other business collaborations with third parties that compliment or are otherwise related to the Company's current business. Such joint ventures or other business initiatives may involve significant commitments of financial and other resources of the Company. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to the Company, or that financial or other resource committed to such activities will not be lost.


ITEM 7. FINANCIAL STATEMENTS.                                                      PAGE
        ---------------------                                                      ----

          (i)      Independent Auditors Report ....................................F-2

          (ii)     Consolidated Balance Sheet as of December 31, 2001..............F-3

          (iii)    Consolidated Statement of Operations
                   for the years ended December 31, 2001 and December 31, 2000.....F-4

          (iv)     Consolidated Statement of Stockholders' Equity for the
                   period from June 30, 1997 (inception) to December 31, 2001......F-5

          (v)      Consolidated Statement of Cash Flows for the years ended
                   December 31, 2001 and December 31, 2000.........................F-6

          (vi)     Notes to Consolidated Financial Statements......................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

         On March 15, 2002, the Company dismissed Cuthill & Eddy LLP (the "Prior Accountants"), which had previously served as independent accountant for the Company. The report on the consolidated statements of the Company as of and for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The change in independent accountants was recommended by the Company's Chief Financial Officer and approved by the Board of Directors of the Company. In connection with its audit for the fiscal year ended December 31, 2001, up to and including March 15, 2002, there were no disagreements with the Prior Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Prior Accountants, would have caused the Prior Accountants to make reference to such disagreements in their report on the consolidated financial statements for such periods. The Company has requested that the Prior Accountants furnish it with a letter addressed to the Commission stating whether or not the Prior Accountants agree with the above statements. A copy of this letter is filed as Exhibit 16.1 to this Form 10-KSB.

         On March 19, 2002, The Company engaged Holtz Rubenstein as its new independent accountants. The engagement of Holtz Rubenstein was recommended by the Chief Financial Officer of the Company and approved by the Board of Directors. During the fiscal year ended December 31, 2001 and the interim period ended March 31, 2002, (i) the Company has not consulted with Holtz Rubenstein regarding either the application of accounting principles to a specified transaction, either completed or contemplated; or the type of audit opinion that might be rendered on the Company's financial statements, and (ii) Holtz Rubenstein has provided neither a written report nor oral advice that was an important factor to the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information called for by this Item shall be set forth under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Item 9 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information called for by this Item shall be set forth under the caption "Executive Compensation" in Item 10 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item shall be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Item 11 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item shall be set forth under the caption "Certain Relationships and Related Transactions" in Item 12 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

       No.           Description
       ---           -----------

       3.1 Certificate of Incorporation (Incorporated by reference to the Company Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission ("SEC") on November 8, 1999).

       10.1 (*) Agreement between CMD (USA) Inc. and the Company, dated January 22, 2002.

       10.2 (*) Mutual Cooperation and Joint Venture Agreement between Viral Genetics, Inc., a Delaware corporation, and New York International Commerce Group, Inc., dated March 2, 2002.

       21.1   (*) List of Subsidiaries

       23.1   (*) Consent of Cuthill & Eddy LLP, dated April 16, 2002

       --------------
       (*)  Filed herewith

(b)      Form 8-K

       (1) A Report on Form 8-K was filed on March 20, 2002 with the SEC, regarding the dismissal of Cuthill & Eddy LLP as independent accountant for the Registrant and the appointment of Holtz Rubenstein as the new independent account for the Registrant.

       (2) A Report on Form 8K/A was filed on April 2, 2002 with the SEC, regarding the dismissal of Cuthill & Eddy LLP as independent accountant for the Registrant and the appointment of Holtz Rubenstein as the new independent account for the Registrant.

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM JUNE 30, 1997
                        (INCEPTION) TO DECEMBER 31, 2001

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)


Item 7.  Consolidated Financial Statements

                                      INDEX

                                                                        Page

Independent auditors' report                                             F-2

Consolidated balance sheet                                               F-3

Consolidated statements of operations                                    F-4

Consolidated statement of stockholders' equity                           F-5

Consolidated statements of cash flows                                    F-6

Notes to consolidated financial statements                           F-7 - F-10

                          Independent Auditors' Report

To the Board of Directors and Stockholders of New York International Commerce Group, Inc.
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheet of Interlock Services, Inc. d/b/a New York International Commerce Group, Inc., a development stage company, as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating thc overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York International Commerce Group, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, New York International Commerce Group, Inc. is in the development stage and the Company's ability to continue in the normal course of business is dependent upon its ability to raise capital through the issuance of equity securities. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
April 14, 2002

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                  NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2001



ASSETS

CURRENT ASSETS:
 Cash                                                         $ 1,653
                                                           -----------
  Total current assets                                          1,653

OTHER ASSETS                                                   13,635
                                                           -----------

  Total assets                                               $ 15,288
                                                           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                             131,560
 Accrued expenses                                             423,539
 Due to stockholder                                           442,323
 Advances from third party                                    223,918
                                                           -----------
  Total current liabilities                                 1,221,340
                                                           -----------

STOCKHOLDERS' DEFICIT:
 Common stock, par value $.001, 100,000,000
  authorized, 17,888,457 issued and outstanding                17,888
 Additional paid-in capital                                 3,073,949
 Deficit accumulated during the
  development stage                                        (4,198,485)
 Foreign currency translation adjustments                     (99,404)
                                                           -----------
  Total stockholders' deficit                              (1,206,052)
                                                           -----------

  Total liabilities and stockholders' deficit                $ 15,288
                                                           ===========

                 See notes to consolidated financial statements

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                June 30,
                                                                 1997
                                         Years Ended          Inception
                                         December 31,             to
                                         ------------        December 31,
                                      2001         2000          2001
                                 ------------   ----------  -------------
                                                              (Unaudited)

REVENUES                         $       440    $     130    $       570


OPERATING EXPENSES:
 General and administrative          826,165      720,189      1,888,229
 Stock issued for services         1,928,652      212,050      2,140,702

  Total operating expenses         2,754,817      932,239      4,028,931

OPERATING LOSS                    (2,754,377)    (932,109)    (4,028,361)

OTHER EXPENSE, net                  (269,528)           -       (269,528)

NET LOSS                         $(3,023,905)   $(932,109)   $(4,297,889)
                                 ============   ==========   ============

NET LOSS PER COMMON SHARE

Basic                            $   (0.17)     $ (0.08)     $   (0.25)
                                 ============   ==========   ============
Diluted                              (0.17)     $ (0.08)     $   (0.25)
                                 $===========   ==========   ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic                             18,195,529    1,511,787     17,106,580
                                 ============   ==========   ============
Diluted                           18,195,529    1,511,787     17,106,580
                                 ============   ==========   ============

                 See notes to consolidated financial statements

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

       FOR THE PERIOD FROM JUNE 30, 1997 (INCEPTION) TO DECEMBER 31, 2001 (Amounts for the period from inception to December 31, 1999 are unaudited)


                                                                                    Deficit
                                                                                  Accumulated    Accumulated
                                                Common Stock        Additional    During the        Other
                                          -----------------------    Paid-in      Development   Comprehensive
                                            Shares        Amount     Capital         Stage          Loss           Total
                                          -----------    --------   -----------   ------------  -------------   ------------


Balance, June 30, 1997                     3,500,000     $ 3,500    $   (3,500)   $         -       $      -    $         -

Shares issued in connection with
  reverse acquisition                      7,500,000       7,500        (7,500)             -              -              -

Loss                                               -            -            -         (2,766)             -         (2,766)

June 17, 1998-
  Issuance of common stock for cash        5,372,153       5,372        69,628              -              -         75,000

April 30, 1999-
  Issuance of common stock for cash          962,097         962             -              -              -            962

Loss                                               -            -            -        (52,832)             -        (52,832)

Issuance of common stock for cash            752,653         753       148,677              -              -        149,430

Conversion of IICL shares to ISI
  shares                                  (7,086,903)     (7,087)        7,087              -              -              -

Loss                                               -            -            -       (186,873)             -       (186,873)
                                          -----------    --------   -----------   ------------  -------------   ------------

Balance, December 31, 1999                11,000,000      11,000       214,392       (242,471)             -        (17,079)

Issuance of common stock for cash          2,272,401       1,276       411,967              -              -        413,243

Issuance of common stock for
  services rendered                        1,170,631       2,167       209,883              -              -        212,050

Change in foreign currency translation             -           -             -              -        (90,072)       (90,072)

Loss                                               -            -            -       (932,109)             -       (932,109)
                                          -----------    --------   -----------   ------------  -------------   ------------
  Comprehensive loss                                                                                             (1,022,181)
                                                                                                                ------------

Balance, December 31, 2000                14,443,032      14,443       836,242     (1,174,580)       (90,072)      (413,967)

Issuance of common stock for cash          1,250,000       1,250       311,250              -              -        312,500

Issuance of common stock for
  services rendered                        8,215,000       8,215     3,156,713              -              -      3,164,928

Cancellation of shares                    (6,019,575)     (6,020)   (1,230,256)             -              -     (1,236,276)

Change in foreign currency translation             -           -             -              -         (9,332)        (9,332)

Loss                                               -            -            -     (3,023,905)             -     (3,023,905)
                                          -----------    --------   -----------   ------------  -------------   ------------
Comprehensive loss                                                                                               (3,033,237)
                                                                                                                ------------

Balance, December 31, 2001                17,888,457     $17,888    $3,073,949    $(4,198,485)      $(99,404)   $(1,206,052)
                                          ===========    ========   ===========   ============      =========   ============

                 See notes to consolidated financial statements

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          June 30, 1997
                                                                               Years Ended                   Inception
                                                                              December 31,                       to
                                                                     -------------------------------      December 31, 2001
                                                                         2001               2000             (Unaudited)
                                                                     ------------       ------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(3,023,905)        $ (932,109)           $(4,198,485)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                           8,380             15,379                 44,303
   Stock issued for services                                           1,928,652            212,050              2,139,656
   Loss on disposal of interest in joint venture                         190,000                  -                190,000
   Loss on disposal of fixed assets                                        7,713                  -                  7,713
   Impairment of note receivable                                          78,845                  -                 78,845
   Website cost valuation adjustment                                           -            160,499                160,499
   Changes in operating assets and liabilties:
    (Increase) decrease in assets:
      Prepaid expenses and other assets                                    7,988             (6,110)                     -
      Deposits and other assets                                          (55,255)          (229,455)              (265,135)
    Increase (decrease) in liabilities:
      Accounts payable                                                   129,782              1,778                131,560
      Accrued expenses                                                    89,873            333,433                423,539
                                                                     ------------       ------------      -----------------
Net cash used in operating activities                                   (637,927)          (444,535)            (1,287,505)
                                                                     ------------       ------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                    (3,227)           (14,645)               (39,810)
 Investment in joint venture                                            (190,000)                 -               (190,000)
                                                                     ------------       ------------      -----------------
Net cash used in investing activities                                   (193,227)           (14,645)              (229,810)
                                                                     ------------       ------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from stockholder                                               442,323                  -                442,323
 Decrease (increase) amounts due to affiliate                                  -            (13,376)                     -
 Increase (decrease) in advances from third party                              -            222,699                223,918
 Proceeds from issuance of common stock                                  312,500            413,243                952,131
                                                                     ------------       ------------      -----------------
Net cash provided by financing activities                                754,823            622,566              1,618,372
                                                                     ------------       ------------      -----------------

EFFECT OF EXCHANGE RATE CHANGES                                           (9,332)           (90,072)               (99,404)
                                                                     ------------       ------------      -----------------

Net (decrease) increase in cash and cash equivalents                     (85,663)            73,314                  1,653

Cash and cash equivalents, beginning of year                              87,316             14,002                      -
                                                                     ------------       ------------      -----------------

Cash and cash equivalents, end of year                               $     1,653        $    87,316            $     1,653
                                                                     ============       ============      =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                             $       $ -        $        12            $        12
                                                                     ============       ============      =================
Income taxes                                                         $         -        $         -            $       $ -
                                                                     ============       ============      =================

                 See notes to consolidated financial statements

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIOD FROM JUNE 30, 1997 (INCEPTION)
                              TO DECEMBER 31, 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       a.  Nature of operations
           --------------------

         Effective February 2002, the Company adopted a new trade name and began doing business as New York International Commerce Group, Inc., (the "Company" or "NYIC"). The Company remains a development stage entity. The Company was incorporated on June 30, 1997 in the state of Nevada as Internet International Communications, Ltd. for the purpose of utilizing the Internet as a tool to empower small and medium sized businesses to reach their full business potential.

          As a result of changes in the economic environment, the Company changed its focus and is seeking to bring its services initially to the China market. NYIC plans to serve as a bridge between the United States and China in developing international trade and commercial relationships. Its target users are the international community of owners, managers, and staff of small and medium enterprises ("SMEs"). Successful aggregation of these target users will only occur in parallel with an aggregation of the international collection of global and regional financiers, trading partners, technologists, and other outsource infrastructure/service providers that SME's find to be valuable. The Company is a publicly traded company with services that fall into three broad categories: 1) exporting products from China, directly without the many middlemen typical in trade with China; 2) importing products into China, specializing in high tech and scientifically advanced products; and 3) providing consulting services for Chinese companies seeking to do business in the USA and foreign companies seeking to do business in China.

          The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 ("FAS 7").

          The Company experienced losses of $4,297,889 since inception, and had a net working capital deficiency of $1,220,687 as of December 31, 2001. Further, on October 19, 2001, the Company announced that the joint venture between the Company and China National Machinery Import and Export Corporation ("CMC") to promote trade with China via the internet had been cancelled. This resulted in a write-off for $190,000 initially invested by the Company in the joint venture, which amount is included in the loss on December 31, 2001.

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIOD FROM JUNE 30, 1997 (INCEPTION)
                              TO DECEMBER 31, 2001


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Cont'd)
       ------------------------------------------

       a.  Nature of operations (Cont'd)
           --------------------

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

       b.  Principles of consolidation
           ---------------------------

           The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

       c.  Statement of cash flows
           -----------------------

           For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       d.  Income taxes
           ------------

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

       e.  Use of estimates
           ----------------

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

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIOD FROM JUNE 30, 1997 (INCEPTION)
                              TO DECEMBER 31, 2001


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Cont'd)
       ------------------------------------------

       f.  Loss per share
           --------------

           The Company's loss per share was computed by dividing net loss by the weighted average number of outstanding common shares during the period.

2.     MERGER TRANSACTIONS:

       Pursuant to an Agreement and Plan of Reorganization ("Agreement") entered into in 1999, Interlock Services, Inc., (the "Company") and Internet International Communications, Ltd., ("IICL") exchanged 7,500,000 shares of its common stock for 7,086,903 shares of common stock of IICL at an exchange ratio of 1.058 to 1.0. The Company pursuant to the Agreement cancelled 7,500,000 shares of common stock of the Company. After the effect of the cancellation and issuance of new shares pursuant to the Agreement, the Company had a total of 11,000,000 shares of its common stock outstanding.

3.     INCOME TAXES:

       At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $4,195,000 available as offsets against future taxable income. The net operating loss carryforwards expire during the year 2016.

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, consist of the following:

                                                  December 31,
                                    -----------------------------------------
                                           2001                  2000
                                    -------------------    ------------------
 Deferred tax assets:
      Net operating loss            $       1,594,000      $         397,000
      Less: valuation allowance            (1,594,000)              (397,000)
                                    -------------------    ------------------

 Net deferred tax asset             $              -       $              -
                                    ===================    ==================

4.     COMMITMENTS AND CONTINGENCIES:

       a.  Commitments
           -----------

           1.   Lease commitment
                ----------------

                In January 2002 the Company's Asian representative in Beijing entered into a three-year lease for office space, at an aggregate annual rental approximating $60,000.

                Rent expense for the years ended December 31, 2001 and 2000 approximated $40,000 and $27,000, respectively.

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIOD FROM JUNE 30, 1997 (INCEPTION)
                              TO DECEMBER 31, 2001


4.     COMMITMENTS AND CONTINGENCIES:  (Cont'd)
       -----------------------------

           2.   Employment agreements
                ---------------------

                The Company intends to enter into multi-year employment agreements with its senior management, including its president, chief financial officer, senior vice president of sales and marketing and Beijing Office branch vice president. In addition to salary and bonus arrangements, it is anticipated that equity incentives for a substantial number of common shares will be included, including common stock share grants and stock options.

       b.  Contingencies
           -------------

           1.   Share cancellations
                -------------------

                In September 2001, the Board of Directors of the company cancelled an aggregate of 6,019,575 shares of common stock, pursuant to the recommendation of a special subcommittee of the board established to investigate the propriety of various prior stock issuances by previous management and Board of Directors of the Company. It was determined that these shares were either erroneous or duplicate issuances, or were issued without adequate consideration.

                In November 2001, the Board of Directors removed its former Chairman and CEO as a director of the Company as a result of breach of responsibilities to the Company. These actions are believed to include various acts which the Company believed constituted breaches of fiduciary duty by said individual, corporate waste and other actions which damaged the Company and its stockholders. The Company intends to pursue available legal remedies to confirm the action by the Board of Directors, including, without limitation, seeking a declaratory judgment regarding the cancellation of these shares and instructed its transfer agent to cancel 4,529,777 common shares of the Company's stock held by entities affiliated with him. The Company has received the opinion of special counsel on this matter that the Company has the basis in law to support these actions.

           2.   Due to stockholder and advances from third parties
                --------------------------------------------------

                The Company has received cash advances from a stockholder aggregating $423,539 at December 31, 2001 to support its operations. It is the intention of the company to negotiate repayment terms, and/or convert all or a portion of these advances into common shares or other forms of equity in the company. Additionally, in 2000 the Company received proceeds of $223,918 from an UK investment group as part of a private equity offering. The terms and per share price of the offering were never finalized and accordingly this amount is being recorded as a liability in the accompanying financial statements at December 31, 2001.

                Resolution of these items could result in the issuances of a substantial quantity of additional common shares or other forms of securities. It is possible that certain of those securities could have superior rights to those of the current common shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Interlock Services, Inc. d/b/a New York
                                    International Commerce Group, Inc.

Dated:  April 16, 2002
                                    By: /s/ Joseph W. McDonnell
                                       -----------------------------------------
                                        Joseph W. McDonnell, President

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                          DATE


/s/ Myron Landin            Chief Financial Officer          April 16, 2002
----------------------
   Myron Landin


/s/ Richard Liu             Director                         April 16, 2002
----------------------
    Richard Liu


/s/ Joseph W. McDonnell     Chief Executive Officer,
-----------------------     President and Director            April 16,2002
Joseph W. McDonnell


/s/ Phillip Pearce          Director and Chairman            April 16, 2002
-----------------------
  Phillip Pearce


/s/ Michael Wong
-----------------------     Director, Assistant              April 16, 2002
   Michael Wong             Treasurer and Assistant
                            Secretary

EXHIBIT INDEX

       NUMBER  DESCRIPTION

       3.1 Certificate of Incorporation (Incorporated by reference to the Company Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission ("SEC") on November 8,
                 1999).

       10.1(*) Agreement between CMD (USA) Inc. and the Company, dated January 22, 2002.

       10.2(*)   Mutual  Cooperation and Joint Venture  Agreement  between Viral
                 Genetics,   Inc.,   a  Delaware   corporation,   and  New  York
                 International Commerce Group, Inc., dated March 2, 2002.

       21.1(*)   List of Subsidiaries

       23.1(*)   Consent of Cuthill & Eddy LLP, dated April 16, 2002

       --------------
       (*)       Filed herewith