Form 10KSB/A
period 2001-12-31
INTERLOCK SERVICES INC
filed 2002-05-01
CIK 1096297

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27983

  INTERLOCK SERVICES, INC. (D/B/A NEW YORK INTERNATIONAL COMMERCE GROUP, INC.)
                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------
           NEVADA                                         N/A
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

75 AIRPARK DRIVE                           11779
RONKONKOMA, NEW YORK
---------------------------------------    -------------------------------------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: 877-897-8891

Securities registered under Section 12(b) of the Exchange Act:
COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act:

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year ended December 31, 2001 were $440.

     The aggregate market value as at April 29, 2002 of the common stock of the registrant held by non-affiliates was approximately U.S. $1,830,441 calculated on the basis of the price of the last trade of the registrant's common stock, as reported by the OTC Bulletin Board on April 29, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the registrant's common stock as at April 29, 2002 was 15,253,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              CAUTIONARY STATEMENT

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect," "believe, "anticipate," "estimate," "plan," "project," "strategy" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan; potential fluctuations in financial results, dependence on product development, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

                                    PART III
                                    --------

ITEM 9.    DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the executive officers and directors of New York International Commerce Group, Inc. (the "Company"), which officers were elected by the Board of Directors and hold office at the discretion of the
Board:

         NAME                     AGE                POSITION
         ----                     ---                --------

     Joseph W. McDonnell          50                 Chief  Executive   Officer,
                                                     President and Director

     Philip E. Pearce             73                 Chairman  of the  Board and
                                                     Director

     Michael Wong                 53                 Assistant Treasurer,
                                                     Assistant Secretary and
                                                     Director

     Richard Liu                  33                 Director

     Myron Landin                 54                 Chief Financial Officer

SUMMARY BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     JOSEPH W. MCDONNELL is the President and Chief Executive Officer of the Company and since August 2001 has been a member of the board of directors. Prior to working at the Company, Mr. McDonnell was a Managing Director of Broadgate Consultants, a worldwide investor relations and communications consulting firm from October 1998 until May 2001. Before his tenure at Broadgate, Mr. McDonnell served as the Senior Vice President for Marketing and External Affairs at the Long Island Lighting Company, an electric and gas utility with $3 billion in annual revenues from February 1984 until October 1998. Between September 1978 and February 1984, Mr. McDonnell served in a leadership position in two successful start-up ventures, including a division of Applied Digital Data Systems, a company acquired by NCR.

     PHILIP E. PEARCE is Chairman of the Board of New York International Commerce Group, Inc and has held that position since September 26, 2001. Mr. Pearce is also a member of the board of directors, which position he has held since April 11, 2000. Mr. Pearce is the former Chairman of the Board of Governors of the National Association of Securities Dealers (NASD), where as one of the founders of this exchange he earned the reputation as the "father of NASD." He formerly served as a member of the Board of Governors of the New York Stock Exchange (NYSE) and the Advisory Council to the United States Securities and Exchange Commission (SEC) on the Institutional Study of the Stock Markets. He also served as Senior Vice President and a member of the board of E.F. Hutton. Mr. Pearce is also a director of the following publicly traded companies: RX Medical Services, Inc. (RXMS.PK: PNK), InfoPower International, Inc., StarBase Corporation (SBAS: PNK), United Digital Networks, Inc., Xybernaut Corp. (NASDAQ: XYBR); Mustang.com, Inc. (NASDAQ: MSTG); and China Premium Food Corp. (OTC:BB:CHPF) a distributor, marketer and processor of dairy products for the China market.

     MICHAEL WONG serves as the Company's Vice President of Marketing and Sales and as Assistant Secretary. In addition, Mr. Wong has been a member of the board of directors since January 1, 2002. Mr. Wong is the founder, Chairman and CEO of several companies that export goods from China. Among these companies are:
Infinity Industries Inc., an importer of fine chemicals and pharmaceuticals from China as well as a pharmaceutical manufacturer in the United States; and Reliant International Group Ltd., an importer and producer of electronic products. Mr. Wong served as an officer of Infinity and as an officer of Reliant. Mr. Wong is also a major investor in the CP Group, a leading producer of a variety of products in China that trades on the Hong Kong exchange and Eagle Telephonics Inc., a producer and exporter of satellite and other communications products. Mr. Wong is also a large supporter of cultural exchanges between China and the USA. He has also served as Chairman of International Credit Group and Chairman of Chinese Import and Export Chamber of Commerce, respectively.

     RICHARD LIU serves as a Vice President of the Company as well as the Chief Representative of the Company's Asia Pacific Office. He was appointed to the board of directors in November 2001. Mr. Liu has been actively engaged in developing business in China and the United States since November 2001. He is the

Goodwill Ambassador and Honorary Citizen of City of Houston, USA. He is the former assistant to the Secretary-General, and Member of the Standing Committee and the General Manager of the PRC Organizing Committee for United Nations ISPW; Chairman and Member of the Standing Committee of Forbidden City Music Festival; Former Managing Director of LC International Consultant Co. Ltd.; Former General Supervisor of China International Culture and Arts Center headed by the Vice-Chairman of the Standing Committee of the National People's Congress of PRC and vice-ministers of Foreign Ministry, Ministry of Culture, Ministry of Civil Affairs, Foreign Propaganda Division-State Council, and other ministries as vice-presidents.

     MYRON LANDIN serves as the Chief Financial Officer of the Company and has held that position since February 1, 2002. He is a certified public accountant
(CPA) and has extensive experience in financial and business management including developing fund raising strategies for companies, securing credit lines, operating companies and negotiating various business transactions such as mergers, acquisitions and joint ventures. Mr. Landin is a principal of Voice & Data Solutions, LLC, a provider of telecommunications and data networking services. From January 1991 until September 2000, he was Chairman and CFO of Eagle InterCommunications, Inc., a provider of network and telecommunications systems prior to its acquisition by Expanets, Inc., a subsidiary of a NYSE company. Mr. Landin also served as President of Eagle Telephonics, Inc., at the time a NASDAQ listed company, where he gained experience in China. Prior to that he was a partner in the accounting firm of Holtz Rubenstein & Co, LLC, after serving nine years with Deloitte & Touche in their NYC and Long Island offices. Mr. Landin continues to be a financial and business consultant to various corporations.

COMPENSATION OF DIRECTORS

     For serving on the board of directors in fiscal year 2001, each director was granted on April 29, 2002 an option to purchase up to 300,000 shares of the Company's' common stock, par value $.001 per share, at an exercise price of $0.13 cents per share (an amount in excess of the fair market value at the date of grant).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock ("Reporting Person"), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2001, other than reports on Forms 3 intended to be promptly filed by each of Messrs. Liu, McDonnell, Pearce and Wong with respect to his position as a director of the Company.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain information for the two (2) years ended December 31, 2001 and December 31, 2000 regarding the compensation of the Chief Executive Officer and each of the Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2001 exceeded US $100,000 (collectively, the "Named Executive Officers"):


-------------------------------------------------------------------------------------------------------------------------------
                                                     SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                   Annual compensation            Long-term compensation
                                          -------------------------------------------------------------------------------------
                                                                                    Awards            Payouts
                                          -------------------------------------------------------------------------------------
                                                                 Other      Restricted   Securities
                                                                 annual       stock      underlying     LTIP      All other
Name and Principal                        Salary    Bonus     compensation    awards    options/SARs   payouts   compensation
    Position                    Year       (US$)    (US$)        (US$)        (US$)        (US$         (US$)       (US$)
-------------------------------------------------------------------------------------------------------------------------------
Joseph W. McDonnell,            2001        0        0            0             0           0            0            0
President and CEO (1)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Philip Pearce,                  2001        0        0            0             0           0            0            0
Chairman of the                 2000
Board of Directors (2)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Michael Wong,                   2001        0        0            0             0           0            0            0
Vice President of
Marketing and
Assistant Secretary (1)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Richard Liu,                    2001   24,000        0            0             0           0            0            0
Vice President (3)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Myron Landin,                   2001        0        0            0             0           0            0            0
CFO (1)
------------------------------------------------------------------------------------------------------------------------------------
David Roth,                     2001        0        0            0             0           0            0            0
Chairman and                    2000   48,000        0            0             0           0            0            0
CEO (4)(5)
------------------------------------------------------------------------------------------------------------------------------------

----------

(1) Messrs. McDonnell, Wong and Landin are entitled to remuneration from the Company for services performed for the Company during fiscal year 2001 in their respective capacities as independent contractors.

(2)  Mr. Pearce was appointed Chairman on September 26, 2001.

(3) Mr. Liu also performed services for the Company during fiscal year 2001 for which he received remuneration in his capacity as an independent contractor.

(4) Mr. Roth was appointed CEO on January 15, 2000. He resigned as CEO on August 10, 2001.

(5) Mr. Roth performed services for the Company during fiscal year 2001 for which he received $20,000, in the form of consulting fees.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth stock options granted to the Named Executive Officers as of December 31, 2001.


       NUMBER OF OPTIONS    % OF TOTAL OPTIONS                           GRANT

       GRANTED IN FISCAL    GRANTED TO EMPLOYEES  EXERCISE   EXPIRATION  VALUE $

NAME   YEAR ENDED 12/31/01  IN FISCAL YEAR 2001   ($/SHARE)  DATE
--------------------------------------------------------------------------------

     No stock options were granted to the Named Executive Officers in the fiscal year ended December 31, 2001.


                 OPTION EXERCISES DURING, AND STOCK OPTIONS HELD

                              AT END OF FISCAL 2001

     The following table indicates the total number and value of exercisable stock options held by the Named Executives as of December 31, 2001.


                                                    Value of Unexercised

            Number of Unexercised                   In-The-Money Options

            Options at Fiscal Year End              At Fiscal Year End (1)

Name        Exercisable   Unexercisable           Exercisable   Unexercisable

--------------------------------------------------------------------------------

     No stock options were held or exercised by the Named Executive Officers in the fiscal year ended December 31, 2001.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the shares of the common stock of the Company as of the date of April 29, 2002 by (i) each person who is known by management to own beneficially more than five percent (5%) of the Company's issued and outstanding shares of common stock, (ii) the Named Executive Officers and (iii) each of the Company's directors.


NAME AND ADDRESS OF BENEFICIAL OWNER        NUMBER OF SHARES (1)         PERCENTAGE OF CLASS (2)
------------------------------------        --------------------         -----------------------
Hugh Austin                                      925,000                          6.06%
C/o KZS/Austin, Inc.
888 Veterans Memorial Highway
Suite 120
Hauppauge, New York
11788

Joseph W. McDonnell                                 300,000(3)                           *
C/o New York International Commerce Group,
Inc. 75 Airpark Drive
Ronkonkoma, New York

Phillip E. Pearce                                   300,000(3)                           *
C/o New York International Commerce Group,
Inc. 75 Airpark Drive
Ronkonkoma, New York

Michael Wong                                        300,000(3)                           *
C/o New York International Commerce Group,
Inc. 75 Airpark Drive
Ronkonkoma, New York

Richard Liu                                         800,000(4)                           *
C/o New York International Commerce Group,
Inc. 75 Airpark Drive
Ronkonkoma, New York

Myron Landin                                           0                                 *
C/o New York International Commerce Group,
Inc. 75 Airpark Drive
Ronkonkoma, New York


David Roth                                             0(5)                              *
7550 Aubrey Street
Burnaby
B.C. Canada V5A 1K7

All executive officers and directors as a group
(5 persons)                                         1,700,000(6)                       10.33%


----------
*    Less than 5%

(1) Under such rule, beneficial ownership includes any share as to which the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

(2) Based on 15,253,680 outstanding shares of Common Stock. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the information is not necessarily indicative of beneficial ownership for any other purpose.

(3) Options presently exercisable to purchase 300,000 shares of the Company's common stock, par value $.001 per share, at $0.13 per share.

(4) Includes options presently exercisable to purchase 300,000 shares of the Company's common stock, par value $.001 per share, at $0.13 per share. During fiscal year 2001, Mr. Liu surrendered for cancellation an aggregate of 2,000,000 shares of the Company's Common Stock previously held by him.

(5) In November 2001, in connection with the removal of Mr. Roth as a director of the Company by the board of directors by reason of breach of responsibilities to the Company (including various acts which the Company believed constituted breaches of fiduciary duty by said individual, corporate waste and other actions which damaged the Company and its stockholders), the Company instructed its transfer agent to cancel 4,529,777 common shares of the Company's stock held by Aurora-1 Ltd, LLC, an entity affiliated with Mr. Roth. The Company intends to pursue available legal remedies to confirm the action by the board of directors, including, without limitation, seeking a declaratory judgment regarding the cancellation of these shares.

(6) Includes options presently exercisable to purchase an aggregate of 1,200,000 shares of the Company's common stock, par value $.001 per share, at $0.13 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has no knowledge of any transactions between the Company and any affiliated third party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Interlock Services, Inc. d/b/a New York
                                       International Commerce Group, Inc.

Dated:  April 30, 2002
                                       By:/s/ Joseph W. McDonnell
                                          -------------------------------------
                                          Joseph W. McDonnell, President and CEO

     In accordance with the Exchange Act, this amended report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                          TITLE                          DATE

/s/ Myron Landin
----------------------------
Myron Landin                       Chief Financial Officer        April 30, 2002


----------------------------
Richard Liu                        Director                       April 30, 2002


/s/ Philip E. Pearce
----------------------------
Philip E. Pearce                   Director and Chairman          April 30, 2002


/s/ Michael Wong
----------------------------       Director, Assistant Treasurer
Michael Wong                       and Assistant Secretary        April 30, 2002