Form 10QSB
period 2002-03-31
INTERLOCK SERVICES INC
filed 2002-05-15
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______
                 ----------------------------------------------

                             COMMISSION FILE NUMBER
                                     0-27983
                                  -------------

  INTERLOCK SERVICES, INC. (D/B/A NEW YORK INTERNATIONAL COMMERCE GROUP, INC.)
  ----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                          77-0448262
            -----------------               -------------------
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


         75 AIRPARK DRIVE, UNIT 77, RONKONKOMA,          NY 11779
      --------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  877-897-8891

                                 --------------

     CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE
      FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
               REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

                    AS OF MAY 10, 2002 THERE WERE 15,753,680
          SHARES OF THE REGISTRANT'S COMMON STOCK, OF PAR VALUE $0.001
                            ISSUED AND OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    March 31,     December 31,
                                                       2002           2001
                                                    (Unaudited)

                                     ASSETS

Current assets
  Cash                                            $     1,653    $     1,653

  Prepaid expenses                                       --
                                                  ------------   ------------
  Total current assets                                  1,653          1,653

 Other assets:
  Intangible assets, net                               13,635         13,635
                                                  ------------   ------------
  Total other assets                                   13,635         13,635
                                                  ------------   ------------
    TOTAL ASSETS                                  $    15,288    $    15,288
                                                  ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                $   181,560    $   131,560
  Accrued expenses                                    428,539        423,539
  Due to stockholder                                  517,323        442,323
  Advances from third party                           223,918        223,918
                                                  ------------   ------------
  Total current liabilities                         1,351,340      1,221,340

STOCKHOLDERS' DEFICIT:
  Common stock                                         17,888         17,888
  Paid-in capital in excess of par                  3,073,949      3,073,949
  Deficit accumulated during the
    development stage                              (4,328,485)    (4,194,946)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments          (99,404)       (99,404)
                                                  ------------   ------------
  Total Stockholders' Deficit                      (1,336,052)    (1,202,513)
                                                  ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    15,288    $    15,288
                                                  ============   ============


     See accompanying notes to consolidated condensed financial statements.

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                 Period
                                                             From Inception
                                    Three Months Ended           June 30,
                                   March 31,   March 31,     1997, Through
                                    2002        2001         March 31, 2002
                                  ----------  ----------     --------------

Revenue                        $        --    $          43  $          570
                               -------------  -------------  ---------------

Operating expenses:
  General and administrative        130,000         204,052       2,018,229
  Stock issued for services              --       1,444,664       2,140,702
                               -------------  -------------  ---------------
Total operating expenses            130,000       1,648,716       4,158,931

Other income (expense), net                             785        (269,528)
                               -------------  -------------  ---------------
Net loss                       $   (130,000)   $ (1,647,888)   $ (4,427,889)
                               =============   =============   =============


Basic and diluted net loss
  per share                    $       (.01)   $      (0.11) $         (.28)
                               =============   =============   =============

Basic and diluted weighted
  average number of shares
  outstanding                    17,888,457      15,622,533      16,080,000
                               =============   =============   =============



     See accompanying notes to consolidated condensed financial statements.

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Period
                                                                          From Inception
                                                                            on June 30,
                                                                          1997, Through
                                         Three Months Ended March 31,       March 31,
                                               2002         2001               2002
                                           ------------  ------------      ------------
Cash flows used in operating activities:
  Net loss                                     $  (130,000)    (1,647,888)   $(4,328,485)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock issued for services                           --      1,686,798      2,139,656
    Depreciation and amortization                       --          3,062         44,303
    Loss on disposal of interest in
      joint venture and fixed assets                    --             --        197,713
    Website cost valuation adjustment                   --             --        160,499
  Increase (decrease) in operating
    assets and liabilities, net                     55,000       (290,657)       423,809
                                               ------------   ------------   ------------
Net cash (used in)
 operating activities                              (75,000)      (248,685)    (1,362,505)
                                               ------------   ------------   ------------

Cash flows used in investing activities:
  Purchase of furniture and equipment                   --         (1,049)       (39,810)
  Investment in joint venture                           --             --       (190,000)
                                               ------------   ------------   ------------
Cash flows used in investing
 activities                                             --         (1,049)      (229,810)

Cash flows provided by financing activities:
  Proceeds from issuance of common
   stock                                                --        200,000        952,131
  Increase in advances from third parties               --             --        223,918
  Increase advances from stockholders               75,000             --        517,323
                                               ------------   ------------   ------------
Cash flows provided by financing
 activities                                         75,000        200,000      1,693,372

Effect of exchange rate changes                         --             --        (99,404)
                                               ------------   ------------   ------------

Net increase (decrease)in cash                          --        (49,734)         1,653

Cash at beginning of period                          1,653         87,316             --
                                               ------------   ------------   ------------

Cash at end of period                          $     1,653    $    37,582    $     1,653
                                               ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                 $        --    $        12    $        12
      Income taxes                             $        --    $        --    $        --


     See accompanying notes to consolidated condensed financial statements.

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

         Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

BUSINESS:

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

         The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 ("FAS 7").

NOTE 2 - UNCERTAINTY - GOING CONCERN

         The Company experienced losses of $4,328,485 since inception, and had a net working capital deficiency of $1,349,687 as of March 31, 2002. The Company has entered into a contract with a company to assist it in obtaining licensing and distribution for its drug therapies in China and is currently negotiating with other companies to represent them. No revenues have been derived from any of these relationships. There can be no assurance that any revenues will be derived, and that if revenues area achieved, they will result in profitable operations.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding and commencing sales and achieving profitable operations. The Company is currently in discussions with several groups regarding funding. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company, or that it will be able to obtain funding at all.

         The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the caption "Item 2. Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend", "plan", "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing; the successful completion of any prior and future acquisitions; any uncertainties relating to the integration of acquired businesses and operations; any uncertainties relating to business and economic conditions in markets in which the Company operates; any uncertainties relating to customer plans and commitments and technologies and the highly competitive environment in which the Company operates.

Plan Of Operations.

The Company as of March 31,2002 is a development stage enterprise.

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

         Effective January 16, 2000, the Company acquired the web development business from Internet International Communications, Ltd. ("IIC") in an exchange of common stock of the Company for the assets and liabilities of IIC. The merger transaction was completed on January 18, 2000 and it adopted the trade name "2dobiz.com, Inc.".

         During 2000 and into 2001, the Company endeavored to develop a number of strategic relationships and joint ventures through which it could promote a variety of services including web design, hosting, accounting and other consulting services. In addition management announced numerous relationships, joint ventures and other agreements that did not come to fruition because of capital constraints.

Results of Operations.

         The Company is a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The refocus on developing and promoting joint venture relationships that can be promoted by the Company will conserve capital and shift much of the infrastructure costs to the joint venture.

         The Company's loss for three months ended March 31, 2002 was $130,000, which was primarily related legal and accounting fees, costs of establishing an office and operations in China for joint venture development, salaries and other expenses. There were no revenues in the quarter.

         The Company has issued in the past, shares of common stock to satisfy certain obligations for professional and consulting services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations.

Liquidity And Capital Resources.

         The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. As of March 31, 2002, the Company had de minimus cash or cash equivalents. The Company will need to raise substantial additional capital to fund the maintenance and expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. In May 2002 the Company closed on net proceeds of $49,066.67 in a private placement of its securities in Europe pursuant to Regulation S of the Securities Act of 1933, as amended.

         The Company's continued existence as a going concern is ultimately dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to secure financing or refinancing as may be required, and ultimately to attain profitability. The Company has insufficient cash resources to fund the Company's operations and to satisfy its cash requirements through fiscal year 2002.

         The Company is currently in discussions with several groups regarding funding and has established an office in China. As discussed above, the Company has entered into a contract with a company to promote its interests in China, and is negotiating with other parties to represent their China business interests. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all. The inability of the Company to obtain additional financing when needed will have a material adverse effect on its business, financial condition and plan of operations.

         The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.

Inflation.

            It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years. The price of food is extremely volatile and projections as to its performance in the future vary and are dependent upon a complex set of factors.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against the Company or its affiliates, or any proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against the Company's executive officers and directors in their capacity as such.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On May 1, 2002, the Company closed the purchase and sale of 500,000 shares of the Company's common stock, par value $.001 per share (the "Shares"), to Pro-Video International Inc., a Belize international business company (the "Purchaser"), under that Regulation S Restricted Stock Purchase Agreement dated March 13, 2002 between the Company and the Purchaser, resulting in aggregate net proceeds to the Company of $49,066.67. The sale and issuance of the Shares was based, in part, upon representations and warranties of the Purchaser, including a representation that the sale of the Shares to the Purchaser was to a "non-U.S. Person" outside the "United States" in accordance with the "offering restrictions," as those terms are defined in the rules promulgated under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission of the Securities Act.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of securities holders during the three months ended March 31, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


        a)   Exhibits.

             10.1 Regulation S Restricted Stock Purchase Agreement, dated
                  March 13, 2002 between New York International Commerce Group, Inc. and Pro-Video International Inc.


        b)   Reports filed on Form 8-K.

             On March 20, 2002, the Company filed a current report on Form 8-K regarding a change in the Company's certifying accountant.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 2002

                                      NYIC GROUP, INC.


                                            /s/ Joseph McDonnell
                                      By: ------------------------------------
                                            Joseph McDonnell, Chief  Executive
                                            Officer (duly authorized officer)



                                            /s/ Myron Landin
                                      By: ------------------------------------
                                            Myron Landin, Chief  Financial
                                            Officer