Form 10QSB
period 2002-06-30
INTERLOCK SERVICES INC
filed 2002-09-23
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                        --------------------------------

                             COMMISSION FILE NUMBER
                                     0-27983
                                  -------------

                            INTERLOCK SERVICES, INC.
               (D/B/A NEW YORK INTERNATIONAL COMMERCE GROUP, INC.)
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     NEVADA                                             77-0448262
------------------------------------             ------------------------
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

    As of September 20, 2002 there were 21,671,505 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,      December 31,
                                                       2002          2001
                                                    (Unaudited)

                                     ASSETS

Current assets
  Cash                                             $    3,055     $    1,653

                                                    ---------     ----------
  Total current assets                                  3,055          1,653

 Other assets:
  Intangible assets, net                               13,635         13,635

                                                    ---------     ----------
  Total other assets                                   13,635         13,635
                                                    ---------     ----------
    TOTAL ASSETS                                   $   16,690     $   15,288
                                                    =========     ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                 $  239,559     $  131,560
  Accrued expenses                                    464,583        423,539
  Due to stockholders                                 608,923        442,323
  Advances from third party                           223,918        223,918

                                                    ---------     -----------
  Total current liabilities                         1,536,983      1,221,340

STOCKHOLDERS' DEFICIT:
  Common stock                                         21,081         17,888
  Paid-in capital in excess of par                  3,869,624      3,073,949
  Deficit accumulated during the
    development stage                              (5,311,594)    (4,194,946)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments          (99,404)       (99,404)
                                                   -----------    -----------
  Total Stockholders' Deficit                      (1,520,293)    (1,202,513)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $   16,690     $   15,288
                                                   ==========     ===========


      See accompanying notes to consolidated condensed financial statements

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                  Period
                                                                                              From Inception
                                                                                              June 30, 1997
                                     Three Months Ended          Six Months Ended                Through
                                   June 30,     June 30,        June 30,      June 30,        June 30, 2002
                                    2002          2001           2002           2001
----------                        ----------    ------------   ----------     ------------     -----------

Revenue                          $         -    $         62  $         -     $      105       $      570
                                 -----------    ------------  -----------    -----------      -----------

Operating expenses:
  General and administrative         278,398         231,528      408,398        435,581        2,296,627
  Stock issued for services           45,000       1,466,054      708,250      2,909,850        2,848,952
                                 -----------    ------------  -----------    -----------      -----------
Total operating expenses             323,398       1,697,582    1,116,648      3,345,431        5,145,579

Other income (expense), net                               --           --            785         (269,528)
                                 -----------    ------------  -----------    -----------      -----------
Net loss                         $  (323,398)   $ (1,697,520) $(1,116,648)   $(3,344,541)     $(5,414,537)
                                 ===========    ============  ===========    ===========      ===========


Basic and diluted net loss
  per share                      $     (.016)   $       (.10)  $    (.057)   $      (.19)     $      (.33)
                                 ===========    ============  ===========    ===========      ===========

Basic and diluted weighted
  average number of shares
  outstanding                     20,442,582      17,616,492   19,649,041     17,616,492       16,378,291
                                 ===========    ============  ===========    ===========      ===========


      See accompanying notes to consolidated condensed financial statements

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Period
                                                                          From Inception
                                                                            on June 30,
                                                                          1997, Through
                                           Six Months Ended June 30,        June 30,
                                               2002         2001               2002
                                           ------------  ------------      ------------

Cash flows used in operating activities:
  Net loss                                 $(1,116,648)   $(3,344,541)      $(5,311,594)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock issued for services                  708,250      3,162,929         2,758,952
    Depreciation and amortization                    -          4,855            44,303
    Loss on disposal of interest in
      joint venture and fixed assets                 -              -           197,713
    Website cost valuation adjustment                -              -           160,499
  Increase (decrease) in operating
    assets and liabilities, net                152,582       (210,018)          516,806
                                           ------------  ------------      ------------
Net cash used in
 operating activities                         (255,816)      (386,775)       (1,543,321)
                                           ------------  ------------      ------------

Cash flows used in investing activities:
  Purchase of furniture and equipment                -         (2,361)          (39,810)
  Increase in notes receivable                       -        (56,772)
  Investment in joint venture                        -       (190,000)         (190,000)
                                           -----------   ------------      ------------
Cash flows used in investing
 activities                                          -       (249,133)         (229,810)

Cash flows provided by financing activities:
  Proceeds from issuance of common
   stock and deposits on stock                  90,618        312,500         1,042,749
  Increase in advances from third parties            -             --           223,918
  Increase advances from stockholders          166,600        244,323           608,923
                                           ------------  ------------      ------------
Cash flows provided by financing
 activities                                    257,218        556,823         1,875,590

Effect of exchange rate changes                      -              -           (99,404)
                                           ------------  ------------      ------------

Net increase (decrease)in cash                   1,402        (79,085)            3,055

Cash at beginning of period                      1,653         87,316                --
                                           -----------   ------------      ------------

Cash at end of period                      $     3,055   $      8,231      $      3,055
                                           ===========   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                             $    --       $         12       $        12
      Income taxes                         $    --       $         --       $        --


      See accompanying notes to consolidated condensed financial statements

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

     The SEC recently issued proposed guidelines for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

     Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

BUSINESS

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

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

from China, directly without the many middlemen typical in trade with China; 2) importing products into China, specializing in high tech and scientifically advanced products; and 3) providing consulting services for Chinese companies seeking to do business in the USA and foreign companies seeking to do business in China.

     The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 ("FAS 7").

NOTE 2 - UNCERTAINTY - GOING CONCERN

     The Company experienced losses of $5,410,998 since inception, and had a net working capital deficiency of $1,520,293 as of June 30, 2002. The Company has entered into a contract with a company to assist it in obtaining licensing and distribution for its drug therapies in China and is currently negotiating with other companies to represent them. No revenues have been derived from any of these relationships. There can be no assurance that any revenues will be derived, and that if revenues area achieved, they will result in profitable operations.

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

NOTE 3 - STOCKHOLDERS EQUITY

     For the six months ended June 30, 2002, the company sold 828,250 shares of its common stock for cash in the amount of $80,618, pursuant to Regulation S under the Securities Act of 1933.

     For the six months ended June 30, 2002, the company issued for various financial and consultative services, an aggregate of 2,345,000 common shares valued at $708,250.

    In April, 2002, each of the four members of the Board of Directors received options to purchase 300,000 common shares, all immediately exercisable. The exercise price is $.13 per share, in excess of the the market value on the date of grant. These options expire on April 28, 2007.

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     A.   Employment Arrangements

     In May 2002, the company finalized one-year employment arrangements with four executive officers, effective for the 2002 fiscal year. These arrangements provide for annual salaries of $60,000 per officer, and the granting of 600,000 employee common stock options per officer, exercisable at $.13 per share. The options vest 50% on June 30, 2002, and the balance on December 31, 2002, and have a five year life. To date no options have been exercised. Accrued expenses as of June 30, 2002 includes an aggregate accrual of $105,000 for officers' salaries, since no amounts have actually been paid.

     B.   Litigation

     On July 1, 2002, counsel for the Company received a copy of a Writ of Summons (the "Writ") having been filed in the Supreme Court of British Columbia on June 28. The Writ that names, among others, the Company and certain of its current and former officers and directors. As filed, the Writ does not constitute an actionable claim in the United States under applicable law. The Statement of Claim accompanying the Writ (and not yet filed, to the Company's knowledge) alleged breach of contract and fiduciary duty, interference with contractual relations, defamation as well as fraud and conspiracy to defraud in connection with the former removal of the plaintiff as an executive officer, Chairman and director of the Company. The Company has not undertaken any analyses as to the outcome of the asserted claims (against which the Company intends vigorously to defend) or any estimated range of possible damages. In the event that the plaintiff elects to pursue any of his allegations against the Defendants, the Company fully intends to institute action against the plaintiff for various action by the plaintiff believed to constitute breach of fiduciary duty, corporate waste and the occurrence of which were otherwise damaging to the Company and its stockholders.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements included in this Quarterly Report on Form 10-QSB, including, without limitation, statements contained under the caption "Item 2. Management's Discussion and Analysis or Plan of Operation," and such other statements, which are not historical facts, regarding the Company's financial position, business strategy and plans of management for future operations, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect," "anticipate," "estimate," "plan," "project" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan and integrate any proposed and future business arrangements; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

PLAN OF OPERATIONS.

     The Company as of June 30, 2002 is a development stage enterprise.

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

     During 2000 and into 2001, the Company endeavored to develop a number of strategic relationships and joint ventures through which it could promote a variety of services including web design, hosting, accounting and other consulting services. In addition, management announced numerous relationships, joint ventures and other agreements that did not come to fruition because of capital constraints.

RESULTS  OF  OPERATIONS.

     The Company is a development stage enterprise. All efforts have been directed toward fulfilling the business plan. The refocus on developing and promoting joint venture relationships that can be promoted by the Company will conserve capital and shift much of the infrastructure costs to the joint venture.

     The Company's loss for the six months ended June 30, 2002 was $ 927,148, which was primarily related to legal and accounting fees, costs of establishing an office and operations in China for joint venture development, salaries, stock issued for service and other expenses. There were no revenues in the six month period.

     The Company has issued in the past shares of common stock to satisfy certain obligations for professional and consulting services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. As of June 30, 2002, the Company had de minimus cash or cash equivalents. The Company will need to raise substantial additional capital to fund the maintenance and expansion ofits operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. For the quarter ended June 30, 2002, the Company received $80,618 in net proceeds in private placements of its securities in Europe pursuant to Regulation S of the Securities and Exchange Act of 1934. Final additional proceeds from these arrangements in the amount of $16,600 were received in August 2002.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

     On July 1, 2002, counsel for the Company received a copy of a Writ of Summons (the "Writ") having been filed in the Supreme Court of British Columbia on June 28, 2002. The Writ names, among others, the Company and certain of its current and former officers and directors. As filed, the Writ does not constitute an actionable claim in the United States under applicable law. The Statement of Claim accompanying the Writ (and not yet filed, to the Company's knowledge) alleged breach of contract and fiduciary duty, interference with contractual relations, defamation as well as fraud and conspiracy to defraud in connection with the former removal of the plaintiff as an executive officer, Chairman and director of the Company. The Company has not undertaken any analyses as to the outcome of the asserted claims (against which the Company intends vigorously to defend) or any estimated range of possible damages. In the event that the plaintiff elects to pursue any of his allegations against the Defendants, the Company fully intends to institute action against the plaintiff for various action by the plaintiff believed to constitute breach of fiduciary duty, corporate waste and the occurrence of which were otherwise damaging to the Company and its stockholders.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          ------------------------------------------

     In May, 2002, the Company closed on the first tranche of the purchase and sale of 328,250 shares of the Company's common stock, par value $.001 per share, to Pro-Video International, Inc., a Belize Corporation (the "Purchaser"), under that certain Regulation S Restricted Stock Purchase Agreement dated April 1, 2002 (the "Agreement"), which sale resulted in aggregate proceeds to the Company of approximately $31,550.23. A second and final tranche with respect to the purchase and sale under the Agreement of an additional 175,000 shares of the Company's common stock to the Purchaser was closed on August 7, 2002. The sale and issuance of the shares was based, in part, upon representations and warranties of the Purchaser contained in the Agreement, including a representation that the sale of the Shares to the Purchaser was to a "non-U.S. Person" outside the "United States" in accordance with the "offering restrictions," as those terms are defined in the rules promulgated under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The sale and issuance of the shares were exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission of the Securities Act. The Shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     In May, 2002, the Company finalized one-year employment arrangements with the four (4) executive officers of the Company, which agreements granted to each such officer options to purchase, at an exercise price of $.13 per share (in excess of the then market price of the Company's common stock), up to an aggregate of 600,000 shares of the Company's common stock, par value $.001 per share (collectively, the "Options"). Such Options were issued under the Company's 2002 Stock Incentive Plan and vest with respect to 50% of the underlying option shares on each of June 30, 2002 and December 31, 2002.

     On April 1, 2002, the Company issued 450,000 shares of its common stock, par value $.001 per share (the "Consulting Shares"), to Myron W. Landin in consideration for accounting and financial services performed by him for the Company in connection with the Company's reports for the year ended December 31, 2001 and the quarter ended March 31, 2002. The issuance of these shares was evidenced by that consulting agreement dated April 1, 2002 between the Company and Mr. Landin, in which the Company granted Mr. Landin registration rights with respect to the Consulting Shares. The issuance of the Consulting Shares was exempt from the registration requirements of the Securities Act pursuant to
Section 4 (2) of the Securities Act.


ITEM 5.   OTHER INFORMATION.
          ------------------

     On July 25, 2002, the Board accepted the resignation tendered by Joseph W. McDonnell as the Company's President and Chief Executive Officer and as a director of the Company. Following Mr. McDonnell's resignation, the Board appointed Mr. Hugh Austin as the interim Chief Executive Officer. Mr. Austin has served the Company in a consulting and advisory role since November, 2000. The Company is currently negotiating the terms of Mr. Austin's employment arrangement and anticipates entering into a definitive agreement within the near future.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     a)   Exhibits.

          4.1 Form of Option Agreement dated April 29, 2002 between New York International Commerce Group, Inc. and the directors.

          10.1 Regulation S Restricted Purchase Agreement, dated April 1, 2002 between New York International Commerce Group, Inc. and Pro-Video International Inc.

          10.2 2002 Stock Incentive Plan of New York International Commerce Group, Inc.

          10.3 Form of Consulting Agreement, dated April 1, 2002 between New York International Commerce Group, Inc. and Myron Landin.

          99.1 Section 302 Certificate of Chief Executive Officer.

          99.2 Section 302 Certificate of Chief Financial Officer.

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of September, 2002.

                                 Interlock Services, Inc.
                                 d/b/a New York International Commerce Group,
                                 Inc.


                                 By: /s/ Hugh Austin
                                    ---------------------------------
                                    Name:  Hugh Austin
                                    Title: Chief Executive Officer



                                 By: /s/  Myron W. Landin
                                    ---------------------------------
                                    Name: Myron W. Landin
                                    Title:   Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



     I, Hugh Austin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Interlock Services, Inc. for the quarter ended June 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




     Date: September 20, 2002              /s/  Hugh Austin
          -------------------              -----------------------------------
                                                    Name: Hugh Austin
                                              Title: Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



     I, Myron W. Landin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Interlock Services, Inc. for the quarter ended June 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





     Date: September 20, 2002              /s/  Myron W. Landin
          -------------------              -----------------------------------
                                                   Name: Myron W. Landin
                                              Title: Chief Financial Officer

                                Index to Exhibits

Index No.      Description
---------      -----------

4.1 Form of Option Agreement dated April 29, 2002 between New York International Commerce Group, Inc. and the directors.

10.1 Regulation S Restricted Purchase Agreement, dated April 1, 2002 between New York International Commerce Group, Inc. and Pro-Video International Inc.

10.2           2002  Stock  Incentive  Plan of New York  International  Commerce
               Group, Inc.

10.3 Form of Consulting Agreement, dated April 1, 2002 between New York International Commerce Group, Inc. and Myron Landin.

99.1           Section 302 Certificate of Chief Executive Officer.

99.2           Section 302 Certificate of Chief Financial Officer.