Form 10QSB/A
period 2002-03-31
INTERLOCK SERVICES INC
filed 2002-10-11
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  AS OF OCTOBER 11, 2002 THERE WERE 21,671,505
          SHARES OF THE REGISTRANT'S COMMON STOCK, OF PAR VALUE $0.001
                             ISSUED AND OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                       2002           2001
                                                    (Unaudited)

                                     ASSETS

Current assets
  Cash                                            $     1,653    $     1,653
                                                  ------------   ------------
  Total current assets                                  1,653          1,653

 Other assets:
  Intangible assets, net                               13,635         13,635
                                                  ------------   ------------
  Total other assets                                   13,635         13,635
                                                  ------------   ------------
    TOTAL ASSETS                                  $    15,288    $    15,288
                                                  ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                $   181,560    $   131,560
  Accrued expenses                                    415,000        423,539
  Due to stockholder                                  517,323        442,323
  Advances from third party                           223,918        223,918
                                                  ------------   ------------
  Total current liabilities                         1,337,801      1,221,340

STOCKHOLDERS' DEFICIT:
  Common stock                                         19,803         17,888
  Paid-in capital in excess of par                  3,745,284      3,073,949
  Deficit accumulated during the
    development stage                              (4,988,196)    (4,194,946)
  Accumulated other comprehensive income:
    Foreign currency translation adjustments          (99,404)       (99,404)
                                                  ------------   ------------
  Total Stockholders' Deficit                      (1,322,513)    (1,202,513)
                                                  ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    15,288    $    15,288
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

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Period
                                                             From Inception
                                    Three Months Ended           June 30,
                                   March 31,   March 31,     1997, Through
                                    2002        2001         March 31, 2002
                                  ----------  ----------     --------------

Revenue                        $        --    $          43  $          570
                               -------------  -------------  ---------------

Operating expenses:
  General and administrative        130,000         204,052       2,018,229
  Stock issued for services         663,250       1,444,664       2,803,952
                               -------------  -------------  ---------------
Total operating expenses            793,250       1,648,716       4,822,181

Other income (expense), net                             785        (265,419)
                               -------------  -------------  ---------------
Net loss                       $   (793,250)   $ (1,647,888)   $ (5,087,600)
                               =============   =============   =============

Basic and diluted net loss
  per share                    $       (.04)   $      (0.11) $         (.32)
                               =============   =============   =============

Basic and diluted weighted
  average number of shares
  outstanding                    18,855,500      15,622,533      16,139,215
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

                            INTERLOCK SERVICES, INC.
                                      d/b/a
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Period
                                                                            From Inception
                                                                             on June 30,
                                                   Three Months Ended       1997, Through
                                                 March 31,     March 31,       March 31,
                                                   2002         2001             2002
                                               ------------  ------------    ------------
Cash flows used in operating activities:
  Net loss                                     $  (793,250)    (1,647,888)   $(4,991,735)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock issued for services                      663,250      1,686,798      2,802,906
    Depreciation and amortization                       --          3,062         44,303
    Loss on disposal of interest in
      joint venture and fixed assets                    --             --        197,713
    Website cost valuation adjustment                   --             --        160,499
  Increase (decrease) in operating
    assets and liabilities, net                     55,000       (290,657)       423,809
                                               ------------   ------------   ------------
Net cash used in
 operating activities                              (75,000)      (248,685)    (1,362,505)
                                               ------------   ------------   ------------

Cash flows used in investing activities:
  Purchase of furniture and equipment                   --         (1,049)       (39,810)
  Investment in joint venture                           --             --       (190,000)
                                               ------------   ------------   ------------
Cash flows used in investing
 activities                                             --         (1,049)      (229,810)

Cash flows provided by financing activities:
  Proceeds from issuance of common
   stock                                                --        200,000        952,131
  Increase in advances from third parties               --             --        223,918
  Increase advances from stockholders               75,000             --        517,323
                                               ------------   ------------   ------------
Cash flows provided by financing
 activities                                         75,000        200,000      1,693,372

Effect of exchange rate changes                         --             --        (99,404)
                                               ------------   ------------   ------------

Net increase (decrease) in cash                         --        (49,734)         1,653

Cash at beginning of period                          1,653         87,316             --
                                               ------------   ------------   ------------

Cash at end of period                          $     1,653    $    37,582    $     1,653
                                               ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                 $        --    $        12    $        12
      Income taxes                             $        --    $        --    $        --


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

         The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 ("FAS 7").

NOTE 2 - UNCERTAINTY - GOING CONCERN

         The Company experienced losses of $5,087,600 since inception, and had a net working capital deficiency of $1,336,148 as of March 31, 2002. The Company has entered into a contract with a company to assist it in obtaining licensing and distribution for its drug therapies in China and is currently negotiating with other companies to represent them. No revenues have been derived from any of these relationships. There can be no assurance that any revenues will be derived, and that if revenues area achieved, they will result in profitable operations.

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

NOTE 3 - STOCKHOLDERS EQUITY

         For the three months ended March 31, 2002, the Company issued for various financial and consulting services an aggregate of 1,895,000 shares of its common stock valued at $663,250.

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

         The Company's loss for three months ended March 31, 2002 was $793,250, which was primarily related legal and accounting fees, costs of establishing an office and operations in China for joint venture development, salaries and other expenses. There were no revenues in the quarter.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        a)   Exhibits.

             10.1 Regulation S Restricted Stock Purchase Agreement, dated
                  March 13, 2002 between New York International Commerce Group, Inc. and Pro-Video International Inc.(*)

             99.1 Section 302 Certificate of Chief Executive Officer

             99.2 Section 302 Certificate of Chief Financial Officer

----------
(*) Attached as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 previously filed with the Commission on May 15, 2002.

        b)   Reports filed on Form 8-K.

             On March 20, 2002, the Company filed a current report on Form 8-K regarding a change in the Company's certifying accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   October 11, 2002

                                      NYIC GROUP, INC.

                                          /s/ Hugh Austin
                                      By: ------------------------------------
                                            Hugh Austin, Chief  Executive
                                            Officer (duly authorized officer)


                                          /s/ Myron Landin
                                      By: ------------------------------------
                                            Myron Landin, Chief  Financial
                                            Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


     I, Hugh Austin, certify that:

     1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Interlock Services, Inc. for the quarter ended March 31, 2002;

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


                                        /s/ Hugh Austin
     Date: October 10, 2002             -----------------------------
                                        Name:   Hugh Austin
                                        Title: Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


     I, Myron Landin, certify that:

     1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Interlock Services, Inc. for the quarter ended March 31, 2002;

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


                                        /s/ Myron W. Landin
     Date: October 11, 2002             -----------------------------
                                        Name: Myron W. Landin
                                        Title: Chief Financial Officer

                               Index to Exhibits

Index No.       Description
---------       -----------

10.1            Regulation S Restricted Purchase Agreement,  dated April 1, 2002
                between  New  York   International   Commerce  Group,  Inc.  and
                Pro-Video International Inc.(*)

99.1            Section 302 Certificate of Chief Executive Officer.

99.2            Section 302 Certificate of Chief Financial Officer.

----------
(*) Attached as Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 previously filed with the Commission on May 15, 2002.