Form 10QSB
period 2002-09-30
INTERLOCK SERVICES INC
filed 2003-03-06
CIK 1096297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                       OR

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

    As of March 4, 2003, there were 21,256,707 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                  September 30,
                                                       2002
                                                    (Unaudited)

                                     ASSETS

Current assets
  Cash                                             $     2,883

                                                    -----------
  Total current assets                                   2,883

    TOTAL ASSETS                                   $     2,883
                                                    ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                 $  248,487
  Accrued expenses                                    511,166
  Due to stockholders                                 652,023
  Advances from third party                           223,918

                                                    ---------
  Total current liabilities                         1,635,594

STOCKHOLDERS' DEFICIT:
  Common stock                                         21,256
  Paid-in capital in excess of par                  3,886,049
  Deficit accumulated during the
    development stage                              (5,540,016)
                                                   -----------
  Total Stockholders' Deficit                      (1,632,711)
                                                   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    2,883
                                                   ==========


      See accompanying notes to consolidated condensed financial statements

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                   Period
                                                                                               From Inception
                                                                                               June 30, 1997
                                     Three Months Ended             Nine Months Ended             Through
                                        September 30,                 September 30,            September 30,
                                    2002          2001             2002            2001             2002
                                --------------  --------------  --------------  --------------  --------------

Revenue                         $           --  $          335  $           --  $          440  $          570
                                --------------  --------------  --------------  --------------  --------------

Operating expenses:
  General and administrative           114,933         201,492         537,416         610,815       2,422,106
  Stock issued for services                 --      (1,234,542)        708,250       3,156,666       2,848,952
                                --------------  --------------  --------------  --------------  --------------
Total operating expenses
  and (income)                         114,933      (1,033,050)      1,245,666       3,767,481       5,271,058

Other income (expense), net                 --        (190,000)             --        (190,683)       (269,528)
                                --------------  --------------  --------------  --------------  --------------
Net (loss) and income           $     (114,933) $      843,385  $   (1,245,666) $   (3,957,724) $   (5,540,016)
                                ==============  ==============  ==============  ==============  ==============
Foreign Currency Transaction
   Adjustment                                            1,203                          (5,794)
                                                --------------                  --------------
Net Comprehensive Income (Loss)                 $      844,588                  $   (3,963,518)
                                                ==============                  ==============
Basic and diluted net loss
  per share                     $        (.005) $          .05  $         (.06) $         (.22)
                                ==============  ==============  ==============  ==============

Basic and diluted weighted
  average number of shares
  outstanding                       21,169,207      17,616,492      20,152,582      17,616,492
                                ==============  ==============  ==============  ==============

      See accompanying notes to consolidated condensed financial statements

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Period
                                                                          From Inception
                                                                            on June 30,
                                                                          1997, Through
                                           Nine Months Ended Sept. 30,       Sept. 30,
                                               2002         2001               2002
                                           ------------  -------------     ------------

Cash flows used in operating activities:
  Net loss                                 $(1,245,666)   $(3,963,518)      $(5,540,016)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Stock issued for services                  708,250      3,195,557         2,847,906
    Depreciation and amortization                9,166          8,380            53,469
    Loss on disposal of interest in
      joint venture and fixed assets                --        190,000           197,713
    Website cost valuation adjustment               --             --           160,499
  Increase (decrease) in operating
    assets and liabilities, net                212,562        (70,984)          759,653
                                           ------------  ------------      ------------
Net cash used in
 operating activities                         (315,688)      (640,565)       (1,520,776)
                                           ------------  ------------      ------------

Cash flows used in investing activities:
  Purchase of furniture and equipment               --         (3,227)          (39,810)
  Increase in notes receivable                      --        (56,772)               --
  Investment in joint venture                       --             --          (190,000)
  Capitalized website development costs             --             --          (181,821)
                                           -----------   ------------      ------------
Cash flows used in investing
 activities                                         --        (59,999)         (411,631)

Cash flows provided by financing activities:
  Proceeds from issuance of common
   stock and deposits on stock                 107,218        322,500         1,059,349
  Increase in advances from third parties            -              -           223,918
  Increase in amounts due to stockholders      209,700        292,942           652,023
                                           ------------  ------------      ------------
Cash flows provided by financing
 activities                                    316,918        615,442         1,935,290
                                           ------------  ------------      ------------

Net increase (decrease) in cash                   1,230        (85,122)           2,883

Cash at beginning of period                       1,653         87,316               --
                                           -----------   ------------      ------------

Cash at end of period                      $      2,883   $      2,194      $     2,883
                                            ===========   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                             $    --       $         12       $        --
      Income taxes                         $    --       $         --       $        --


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

     Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7 ("FAS 7").

NOTE 2 - UNCERTAINTY - GOING CONCERN

     The Company experienced losses of $5,540,016 since inception, and had a net working capital deficiency of $1,632,711 as of September 30, 2002. The Company has entered into a contract with a company to assist it in obtaining licensing and distribution for its drug therapies in China and is currently negotiating with other companies to represent them. No revenues have been derived from any of these relationships. There can be no assurance that any revenues will be derived, and that if revenues area achieved, they will result in profitable operations.

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

NOTE 3 - STOCKHOLDERS EQUITY

     For the nine months ended September 30, 2002, the company sold 1,000,250 shares of its common stock for cash in the amount of $97,218, pursuant to Regulation S under the Securities Act of 1933.

     For the nine months ended September 30, 2002, the company issued for various financial and consultative services, an aggregate of 2,365,000 common shares valued at $708,250.

     In April 2002, the Company granted to each of the then four directors options to purchase 300,000 shares of the Company's common stock, or an aggregate of 1,200,000 shares, at an exercise price of $0.13 per share (in excess of the market value at the date of grant), which options will expire on April 28, 2007. Of these outstanding options, options to purchase 300,000 shares of the Company's common stock were terminated on or about October 24, 2002 following the earlier resignation of Joseph McDonnell as an officer and director of the Company, as previously reported by the Company.

                            INTERLOCK SERVICES, INC.
                                      D/B/A
                   NEW YORK INTERNATIONAL COMMERCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     A.   Employment Arrangements

     In May 2002, the company finalized one-year employment arrangements with four executive officers, effective for the 2002 fiscal year. These arrangements provide for annual salaries of $60,000 per officer, and the granting of 600,000 employee common stock options per officer, exercisable at $.13 per share. The options vest 50% on September 30, 2002, and the balance on December 31, 2002, and have a five year life. Of the options granted to the executive officers, options to purchase 600,000 shares of the Company's common stock never vested or were terminated as a result of the resignation of Joseph McDonnell as an officer and director of the Company in July 2002, as previously reported by the Company. To date, none of the 1,800,000 options having vested have been exercised by the remaining three executive officers under the April 2002 employment arrangements. Accrued expenses as of September 30, 2002 includes an aggregate accrual of $407,000, of which $150,000 is reflected in the results of operations for the nine months ended September 30,2002, for officers' salaries, since only $3,000 was paid in 2002.

     B.   Litigation

     On March 5, 2003, the Supreme Court of British Columbia entered a judgment, setting aside the service ex juris of the originating process and finding that the court ought to decline jurisdiction in that previously reported Writ of Summons and Statement of Claim filed with the court on June 28, 2002 and September 24, 2002, respectively, naming, among others, the Company and certain of its current and former officers and directors. The Statement of Claim alleged breach of contract and fiduciary duty, interference with contractual relations, defamation as well as fraud and conspiracy to defraud in connection with the removal of the plaintiff as an executive officer, Chairman and director of the Company. The Defendants did not file an appearance or Statement of Defence; rather, the Defendants appeared before the court on February 14, 2003 for the limited purpose of challenging the jurisdiction of the British Columbia courts and seeking an order setting aside any purported service on the Defendants.

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

PLAN OF OPERATIONS.

     The Company as of September 30, 2002 is a development stage enterprise.

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

     Effective January 16, 2000, the Company acquired the web development business from Internet International Communications, Ltd. ("IIC") in an exchange of common stock of the Company for the assets and liabilities of IIC. The merger transaction was completed on January 18, 2000 and it adopted the trade name "2dobiz.com, Inc.". The Company has accounted for this transaction as a reorganization pursuant to which the assets and liabilities of IIC were continued, at their original costs, as the assets and liabilities of the Company.

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

     The Company's loss for the nine months ended September 30, 2002 was $1,245,666, which was primarily related to legal and accounting fees, costs of establishing an office and operations in China for joint venture development, salaries, stock issued for service and other expenses. There were no revenues in the nine-month period.

     The Company has issued in the past shares of common stock to satisfy certain obligations for professional and consulting services. The Company believes that it may need to issue additional shares of the Company's common stock to satisfy further outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's capital requirements have been nominal, and, to date, its cash requirements have exceeded its cash flow from operations. As of September 30, 2002, the Company had de minimus cash or cash equivalents. The Company will need to raise substantial additional capital to fund the maintenance and expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. For the nine months ended September 30, 2002, the Company received $97,218 in net proceeds in private placements of its securities in Europe pursuant to Regulation S of the Securities and Exchange Act of 1934.

     The Company's continued existence as a going concern is ultimately dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to secure financing or refinancing as may be required, and ultimately to attain profitability from operations. The Company has insufficient cash resources to fund the Company's operations and to satisfy its cash requirements through fiscal year 2002.

     The Company is currently in discussions with several groups regarding funding and has established an office in China. As discussed above, the Company has entered into a contract with a client to promote the client's interests in China, and is negotiating with other parties to represent their China business interests. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company and its shareholders, or that it will be able to obtain funding at all or establish profitable operations. If the Company is unable to obtain additional financing when needed or achieve profitable operations, this will have a material adverse effect on its business, financial condition and plan of operations.

     The Company has also used the issuance of common stock of the Company to satisfy certain obligations. The Company believes that it will continue to use the issuance of common stock to satisfy certain obligations.

INFLATION.

     It is not possible for the Company to predict with any accuracy the effect of inflation upon the results of its operations in future years.

ITEM 3.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that material information relating to the Company required to be included in the Company's periodic SEC filings are timely recorded, processed, summarized and communicated to the Company's management, as appropriate, to permit timely decisions regarding required disclosure under the Exchange Act. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

     On March 5, 2003, the Supreme Court of British Columbia entered a judgment, setting aside the service ex juris of the originating process and finding that the court ought to decline jurisdiction in that previously reported Writ of Summons and Statement of Claim filed with the court on June 28, 2002 and September 24, 2002, respectively, naming, among others, the Company and certain of its current and former officers and directors. The Statement of Claim alleged breach of contract and fiduciary duty, interference with contractual relations, defamation as well as fraud and conspiracy to defraud in connection with the removal of the plaintiff as an executive officer, Chairman and director of the Company. The Defendants did not file an appearance or Statement of Defence; rather, the Defendants appeared before the court on February 14, 2003 for the limited purpose of challenging the jurisdiction of the British Columbia courts and seeking an order setting aside any purported service on the Defendants.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     a)   Exhibits.

          99.1 Section 906 Certificate of Chief Executive Officer.

          99.2 Section 906 Certificate of Chief Financial Officer.

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of March, 2003.

                                 Interlock Services, Inc.
                                 d/b/a New York International Commerce Group,
                                 Inc.


                               By: /s/ Hugh Austin
                                    ---------------------------------
                                    Name:  Hugh Austin
                                    Title: Chief Executive Officer



                                 By: /s/  Myron W. Landin
                                    ---------------------------------
                                    Name: Myron W. Landin
                                    Title:   Chief Financial Officer

                     CERTIFICATION PURSUANT TO SECTION 302
                     -------------------------------------
                        OF THE SARBANES-OXLEY ACT OF 2002
                        ---------------------------------


I, Hugh Austin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interlock Services, Inc. d/b/a New York International Commerce Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003                       /s/ Hugh Austin
                                          -----------------------------------
                                          Name:    Hugh Austin
                                          Title:   Chief Executive Officer

                     CERTIFICATION PURSUANT TO SECTION 302
                     -------------------------------------
                        OF THE SARBANES-OXLEY ACT OF 2002
                        ---------------------------------


I, Myron W. Landin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interlock Services, Inc. d/b/a New York International Commerce Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003                          /s/ Myron W. Landin
                                             -----------------------------------
                                             Name:   Myron W. Landin
                                             Title:  Chief Financial Officer

                                Index to Exhibits

Index No.      Description
---------      -----------

99.1           Section 906 Certificate of Chief Executive Officer.

99.2           Section 906 Certificate of Chief Financial Officer.